Form 10-Q
period 1996-03-31
PHYSIOMETRIX INC
filed 1996-05-15
CIK 1010397

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996
                                                   ---------------

                                          OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 --------   --------
                           Commission file number  1010397
                                                  ---------


                         ------------------------------


                                  PHYSIOMETRIX, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

Delaware                                         77-0248588
- --------------------------------------------------------------------------------
(State or other jurisdiction of                  (IRS Employer identification
incorporation or organization)                   No.)

101 Billerica Ave., N. Billerica, MA             01862-1256
- --------------------------------------------------------------------------------
(Address of principal executive offices)         (Zipcode)

                                    (508) 670-2422
- --------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  ITEM 1 - Yes X       No
                                                 --         --
                                    ITEM 2 - Yes         No X
                                                 --         --
The number of shares outstanding of each of the issuer's classes of common stock as of

    Class                              Outstanding at March 31, 1996
    -----                              -----------------------------

    Common Stock, $.001 par value           145,754

                                  PHYSIOMETRIX, INC.

                                  TABLE OF CONTENTS

    PART I    FINANCIAL INFORMATION                                  PAGE NO.


              ITEM 1    Financial Statements

                        Balance Sheets as of December 31, 1995 and        3
                        March 31, 1996

                        Statements of Operations for the Three Months     4
                        ended March 31, 1995 and 1996

                        Statements of Cash Flows for the Three Months     5
                        ended March 31, 1995 and 1996

                        Notes to Financial Statements                     6

              ITEM 2    Management's Discussion and Analysis of           7
                        Financial Condition and Results of Operations

    PART II   OTHER INFORMATION                                           9



SIGNATURES                                                               10

                               PHYSIOMETRIX, INC.

                                 Balance Sheets
                                   (Unaudited)



                                          DECEMBER 31                MARCH 31
                                             1995                      1996
                                         -------------             -------------

                              ASSETS

Current assets:
   Cash and cash equivalents              $    432,126              $    262,382
   Accounts receivable, net                     90,912                   156,529
   Inventories, net                            171,862                   155,293
   Prepaid expenses                              9,357                   121,455
                                          -------------             -------------
Total current assets                           704,257                   695,659

Property, plant and equipment                  447,899                   460,329
Less allowances for depreciation              (173,474)                 (195,522)
                                          -------------             -------------
                                               274,425                   264,807

Due from officer                                63,000                    84,000
Other assets                                     6,318                    10,218
                                          -------------             -------------
Total assets                              $  1,048,000              $  1,054,684
                                          -------------             -------------
                                          -------------             -------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                       $    255,864              $    297,695
   Accrued expenses                            253,089                   289,969
   Convertible notes payable to
     stockholders                              308,972                   689,432
   Current portion of notes payable
     to stockholder                            101,042                   101,042
   Short-term debt                                 -                     250,534
                                          -------------             -------------
Total current liabilities                      918,967                 1,628,672

Notes payable to stockholder, net
  of current portion                            82,089                    44,618
                                          -------------             -------------

Stockholders' equity:
  Preferred stock: $.001 par value;
     5,000,000 shares authorized:
    Series D Convertible Preferred
    Stock, 2,965,600 shares issued
     and outstanding ($1,008,304
     aggregate liquidation preference)           2,966                     2,966
    Series E Convertible Preferred
     Stock, 1,062,062 shares issued
     and outstanding ($5,310,310
     aggregate liquidation preference)           1,062                     1,062
  Common stock: $.001 par value,
     15,000,000 shares authorized;
     134,154 shares in 1995 and 145,754
     shares in 1996 issued and
     outstanding                                   134                       146
Additional paid-in-capital                  10,019,496                10,027,087
Accumulated deficit                         (9,976,714)              (10,649,867)
                                          -------------             -------------
Total stockholders' equity                      46,944                  (618,606)
                                          -------------             -------------


Total liabilities and stockholders'
  equity                                  $  1,048,000              $  1,054,684
                                          -------------             -------------
                                          -------------             -------------


                             SEE ACCOMPANYING NOTES.

                                  PHYSIOMETRIX, INC.

                               Statements of Operations
                                     (Unaudited)



                                                          THREE MONTHS ENDED
                                                              MARCH 31
                                                ------------------------------------
                                                    1995                   1996
                                                -------------         --------------
 Revenues                                       $     62,888          $    136,226

 Costs and expenses:
   Cost of goods sold                                360,429               295,181
   Research and development                           63,852               179,115
   Selling, general, and administrative              437,568               331,221
                                                -------------         --------------
                                                     861,849               805,517
                                                -------------         --------------

 Operating loss                                     (798,961)              (669,291)

 Interest income                                      32,363                  4,007
 Interest expense                                    (10,397)                (7,869)
                                                -------------         --------------
 Net loss                                       $   (776,995)         $    (673,153)
                                                -------------         --------------
                                                -------------         --------------
 Net loss per share                             $      (0.21)         $       (0.18)
                                                -------------         --------------
                                                -------------         --------------

 Shares used in computing net loss per share       3,650,934              3,650,934
                                                -------------         --------------
                                                -------------         --------------




                               SEE ACCOMPANYING NOTES.

                                  PHYSIOMETRIX, INC.

                               Statements of Cash Flows
                                     (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                           ---------------------------------------
                                                                                 1995                      1996
                                                                           -------------             -------------
        Operating Activities:
        Net Loss                                                           $   (776,995)             $   (673,153)
        Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                           23,648                    22,048
         Changes in operating assets and liabilities:
          Accounts receivable                                                    (5,455)                  (65,617)
          Inventories                                                           (84,330)                   16,569
          Prepaid expenses and other assets                                     (13,183)                 (136,998)
          Accounts payable and accrued expenses                                 (45,121)                   78,710
                                                                           -------------             -------------
        Net cash used in operating activities                                  (901,436)                 (758,441)

        Investing Activities:
        Purchase of equipment                                                   (58,072)                  (12,430)
                                                                           -------------             -------------
        Net cash used in investing activities                                   (58,072)                  (12,430)

        Financing Activities:
        Proceeds from notes payable to stockholders                                  -                     380,460
        Proceeds from debt financing                                                 -                     250,534
        Principal payments on notes payable to stockholders                      (25,845)                  (37,471)
        Proceeds from issuance of common stock                                     2,943                     7,250
        Proceeds from issuance of warrants                                           -                         354
                                                                           -------------             -------------
        Net cash provided by (used) in financing activities                      (22,902)                  601,127
                                                                           -------------             -------------

        Net decrease in cash and cash equivalents                               (982,410)                 (169,744)
        Cash and cash equivalents at beginning of period                       3,019,483                   432,126
                                                                           -------------             -------------

        Cash and cash equivalents at end of period                         $   2,037,073             $     262,382
                                                                           -------------             -------------
                                                                           -------------             -------------




                               See accompanying notes.

                         NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any other interim period. The accompanying financial statements should be read in conjunction with the audited financial statements for the period ending December 31, 1995 included in the Registrant's Registration Statement on Form S-1 (Reg. No. 333-2138).

NOTE B - INVENTORIES

    Inventories consist of the following:

                             December 31               March 31
                                 1995                    1996
                             -----------              ----------

Raw materials                $ 120,878                $  100,679
Work-in-process                 20,622                    32,598
Finished goods                  30,362                    22,016
                             ---------                ----------

                             $ 171,862                $  155,293
                             ---------                ----------
                             ---------                ----------

NOTE C - INITIAL PUBLIC OFFERING

    On April 30, 1996, the Company sold 2,000,000 shares of common stock at $11.00 per share through an initial public offering. Net proceeds from this transaction, before deducting expenses payable by the Company, were $20,460,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products incorporate proprietary materials and electronics technology and are used in neurological monitoring applications. The Company's initial products are its E-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company is also developing two additional neurological monitoring products, the Equinox EEG System and the Patient State Analyzer. The Company believes that the Patient State Analyzer, Equinox EEG System and other potential products currently under development will be subject to FDA clearance by 510(k) notification; however the FDA may require the Company to submit a pre-market approval ("PMA") application for such products. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval to market the Patient State Analyzer or any other products on a timely basis, if at all.

     Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of March 31, 1995, the Company had an accumulated deficit of approximately $10.6 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1997.

     The Company anticipates that its operating losses will continue for at least the next few years as the Company continues to expend substantial resources to expand marketing and sales activities, scale up of manufacturing capabilities, increase research and development and support regulatory and reimbursement approvals. There can be no assurance that the Company will ever achieve significant commercial revenues or profitability or that profitability, if achieved, will be sustained.

     The Company anticipates that its results of operations will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements. The Company's actual results of operations may differ materially from those anticipated by such forward looking statements. Factors that may affect future results of operations include those described herein and those set forth under "Risk Factors" in the Company's Prospectus dated April 30, 1996 relating to its initial public offering of Common Stock.

THREE MONTHS ENDED MARCH 31, 1995 AND 1996

    REVENUES

    Revenues increased 117% to $136,226 for the three months ended March 31, 1996 from $62,888 for the three months ended March 31, 1995. This growth was primarily the result of sales of the Company's NeuroLink product, which was introduced in the fourth quarter of 1995.

    GROSS MARGIN

    Gross margin improved from $(297,541) for the three months ended March 31, 1995 to $(158,955) for the three months ended March 31, 1996. This improvement was primarily the result of a higher volume of sales and NeuroLink product sales. To a lesser extent, lower personnel costs contributed to the gross margin improvement.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, General and Administrative expenses decreased 24% to $331,221 for the three months ended March 31, 1996 from $437,568 for the three months ended March 31, 1995. This decrease is the result of lower personnel costs and facilities costs due to the movement of the Company's operations from California to Massachusetts in late 1994 and early 1995.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and Development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 181% to $179,115 for the three months ended March 31, 1996 from $63,852 for the three months ended March 31, 1995. This increase is primarily the result of ongoing development and clinical evaluation of the Company's Patient State Analyzer and continued enhancements to and support for the Company's existing products.

    INTEREST INCOME

    Interest income decreased $28,356 to $4,007 for the three months ended March 31, 1996 from $32,363 for the three months ended March 31, 1995. This decrease is the result of an approximately $1.8 million decrease in cash and cash equivalents from March 31, 1995 to March 31, 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1996 the Company had $262,382 in cash and cash equivalents as compared to $432,126 at December 31, 1995.

    Cash used for operating activities was $758,441 for the three months ended March 31, 1996 and was primarily the result of a $673,153 net loss for the period. $601,127 in cash was provided by financing activities. This was the result of the Company receiving $380,460 in the form of notes payable to stockholders and $250,534 under its $500,000 revolving credit agreement.

    In March 1996, the Company entered into a one year $500,000 revolving credit agreement with a lending institution. Under the terms of the credit agreement, the Company may make borrowings based on 80% of eligible accounts receivable and various percentages of most fixed assets and inventory. Borrowings under the credit agreement bear interest at 12.5% and are collateralized by a $500,000 certificate of deposit.

    On May 3, 1996, the Company received net proceeds of $20,460,000 (prior to offering expenses) relating to the initial public offering of 2,000,000 shares of common stock. The Company expects to use the net proceeds to fund development activities and expansion of marketing, sales and manufacturing activities for the Company's HydroDot NeuroMonitoring System and other products. The Company expects to use the balance of the net proceeds for working capital, general and administrative expenses and general corporate purposes.

   Although the Company believes that the proceeds from the initial public offering together with current cash balances and cash generated from future sales of products will be sufficient to meet the Company's operating and capital requirements at least through 1997, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms if at all. In addition, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. The Company's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments.

                                  PHYSIOMETRIX, INC.

                                    MARCH 31, 1996



PART II  Other Information

    ITEM 1    Legal Proceedings:

              Not applicable.

    ITEM 2    Changes in Securities:

              Not applicable.

    ITEM 3    Defaults upon Senior Securities:

              Not applicable.

    ITEM 4    Submission of matters to a vote of security holders:

    On April 25, 1996, the Company held its 1996 annual meeting of shareholders. The matters voted upon at the meeting and the vote with respect to each such matter are set forth below:

1. Election of John A. Williams, Harold C. Hohbach, Annet Campbell-White, Thomas J. Toy, Thomas Baruch, Mir A. Imran and Thomas J. Fogarty as directors of the Company:


NOMINEE                              FOR               WITHHELD
- -------                              ---               --------
John A. Williams                    3,020,530              0
                                    ---------          --------
Harold C. Hohbach                   3,020,530              0
                                    ---------          --------
Thomas J. Toy                       3,020,530              0
                                    ---------          --------
Thomas Baruch                       3,020,530              0
                                    ---------          --------
Mir A. Imran                        3,020,530              0
                                    ---------          --------
Thomas J. Fogarty                   3,020,530              0
                                    ---------          --------

2. Approval of a change in the Company's state of incorporation from California to Delaware by means of a merger into a wholly-owned Delaware subsidiary:

   For: 3,020,530              Against:    0              Abstain:      0
        ---------                      ---------                  -----------

3. Adoption of the 1996 Director Option Plan:

   For: 3,020,530              Against:    0              Abstain:      0
        ---------                      ---------                  -----------

4. Adoption of the 1996 Employee Stock Purchase Plan:

   For: 3,020,530              Against:    0              Abstain:      0
        ---------                      ---------                  -----------

5. Approval of an amendment to the Company's 1991 Incentive Stock Plan:

   For: 3,020,530              Against:    0              Abstain:      0
        ---------                      ---------                  -----------
6. Ratification of the selection of Ernst & Young LLP as the independent public accountants of the Company for the fiscal year ending December 31, 1996:

   For: 3,020,530              Against:    0              Abstain:      0
        ---------                      ---------                  -----------




    ITEM 5    Other information:

              None.

    ITEM 6    Exhibits and reports on Form 8-K:

              (a)  Exhibits - None

              27.1 Financial Data Schedule

              (b)  Reports on Form 8-K - None

                                  PHYSIOMETRIX, INC.

                                    MARCH 31, 1996

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHYSIOMETRIX, INC.


DATE:   May 15, 1996

                                       BY: /s/ John A. Williams
                                          ------------------------
                                            John A. Williams
                                            President and Chief
                                            Executive Officer


                                       BY: /s/ Michael J. Tubridy
                                           ------------------------
                                            Michael J. Tubridy
                                            Duly Authorized Officer and
                                            Chief Financial Officer