Form 10-Q
period 1996-06-30
PHYSIOMETRIX INC
filed 1996-08-13
CIK 1010397

                                   FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1996

                                       OR

            () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         to
                                                -------    -------
                          Commission file number 1010397

                          ------------------------------




                              PHYSIOMETRIX, INC.
- -------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



Delaware                                     77-0248588
- -------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer identification
incorporation or organization)               No.)



Five Billerica Park, N. Billerica, MA        01862-1256
- -------------------------------------------------------------------------------
(Address of principal executive offices)     (Zipcode)



                               (508) 670-2422
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    ITEM 1 - Yes _X_     No ___
                                      ITEM 2 - Yes _X_     No ___

The number of shares outstanding of each of the issuer's classes of common stock as of

          CLASS                         OUTSTANDING AT JUNE 30, 1996
          -----                         ----------------------------

     Common Stock, $.001 par value                5,551,027

                               PHYSIOMETRIX, INC.

                               TABLE OF CONTENTS

   PART I FINANCIAL INFORMATION                                  PAGE NO.


          ITEM 1      Financial Statements

                      Balance Sheets as of December 31, 1995         3
                      and June 30, 1996

                      Statements of Operations for the Three         4
                      Months and Six Months ended June 30,
                      1995 and 1996

                      Statements of Cash Flows for the Six           5
                      Months ended June 30, 1995 and 1996

                      Notes to Financial Statements                  6

          ITEM 2      Management's Discussion and Analysis of        7
                      Financial Condition and Results of
                      Operations


   PART II OTHER INFORMATION                                        11



   SIGNATURES                                                       12

                               PHYSIOMETRIX, INC.

                                BALANCE SHEETS
                                  (UNAUDITED)


                                           DECEMBER 31         JUNE 30
                                               1995             1996
                                           -----------      ------------
                              ASSETS
Current assets:
 Cash and cash equivalents                 $   432,126      $ 19,251,356
 Short-term investments                              -           500,000
 Accounts receivable, net                       90,912           104,542
 Inventories, net                              171,862           175,411
 Prepaid expenses                                9,357            18,615
                                           -----------      ------------
Total current assets                           704,257        20,049,924

Property, plant and equipment                  447,899           545,350
Less allowances for depreciation              (173,474)         (220,157)
                                           -----------      ------------
                                               274,425           325,193

Due from officer                                63,000            84,000
Other assets                                     6,318             8,568
                                           -----------      ------------
Total assets                               $ 1,048,000      $ 20,467,685
                                           -----------      ------------
                                           -----------      ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                          $   255,864      $    189,251
 Accrued expenses                              253,089           469,612
 Convertible notes payable to
  stockholders                                 308,972                 -
 Current portion of notes payable to
  stockholder                                  101,042           101,042
 Short-term debt                                     -           508,706
                                           -----------      ------------
Total current liabilities                      918,967         1,268,611

Notes payable to stockholder, net of
 current portion                                82,089            22,238

Stockholders' equity:
 Preferred stock: $.001 par value;
  10,000,000 shares authorized:
  Series D Convertible Preferred Stock,
   2,965,600 shares issued and outstanding       2,966                 -
  Series E Convertible Preferred Stock,
   1,062,062 shares issued and outstanding       1,062                 -
 Common stock: $.001 par value, 50,000,000
  shares authorized; 134,154 shares in 1995
  and 5,551,027 shares in 1996 issued and
  outstanding                                      134             5,551
Additional paid-in-capital                  10,019,496        30,508,838
Accumulated deficit                         (9,976,714)      (11,337,553)
                                           -----------      ------------
Total stockholders' equity                      46,944        19,176,836
                                           -----------      ------------

Total liabilities and stockholders'
 equity                                    $ 1,048,000      $ 20,467,685
                                           -----------      ------------
                                           -----------      ------------


                            SEE ACCOMPANYING NOTES.

                                PHYSIOMETRIX, INC.

                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30                    JUNE 30
                                                        -----------------------   -------------------------
                                                           1995        1996          1995          1996
                                                        ----------   ----------   -----------   -----------
Revenues                                                $   75,951   $   78,732   $   138,839   $   214,958

Costs and expenses:
  Cost of goods sold                                       300,249      292,841       660,678       588,022
  Research and development                                 115,458      237,366       179,310       416,481
  Selling, general, and administrative                     379,866      363,646       817,434       694,867
                                                        ----------   ----------   -----------   -----------
                                                           795,573      893,853     1,657,422     1,699,370
                                                        ----------   ----------   -----------   -----------

Operating loss                                            (719,622)    (815,121)   (1,518,583)   (1,484,412)

Interest income                                             23,049      167,515        55,412       171,522
Interest expense                                            (9,522)     (40,080)      (19,919)      (47,949)
                                                        ----------   ----------   -----------   -----------
Net loss                                                $ (706,095)  $ (687,686)  $(1,483,090)  $(1,360,839)
                                                        ----------   ----------   -----------   -----------
                                                        ----------   ----------   -----------   -----------
Net loss per share                                      $    (0.19)  $    (0.14)  $     (0.41)  $     (0.32)
                                                        ----------   ----------   -----------   -----------
                                                        ----------   ----------   -----------   -----------
Shares used in computing net loss per share              3,650,934    4,940,199     3,650,934     4,299,128
                                                        ----------   ----------   -----------   -----------
                                                        ----------   ----------   -----------   -----------

                             SEE ACCOMPANYING NOTES.

                                PHYSIOMETRIX, INC.

                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30
                                                             1995         1996
                                                          -----------   -----------
OPERATING ACTIVITIES:
Net loss                                                  $(1,483,090)  $(1,360,839)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                              48,277       46,683
    Changes in operating assets and liabilities:
        Accounts receivable                                    (4,971)     (13,630)
        Inventories                                           (51,556)      (3,549)
        Prepaid expenses and other assets                     (14,217)     (32,508)
        Accounts payable and accrued expenses                (123,711)      149,910
                                                          -----------   -----------
Net cash used in operating activities                      (1,629,268)   (1,213,933)

INVESTING ACTIVITIES:
Purchase of equipment                                         (65,821)      (97,451)
Purchase of short-term investments                                  -      (500,000)
                                                          -----------   -----------
Net cash used in investing activities                         (65,821)     (597,451)

FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders                         -       380,460
Proceeds from debt financing                                        -       508,706
Principal payments on notes payable to stockholders           (42,964)      (59,851)
Proceeds from issuance of common stock, net                     2,943    19,801,299
                                                          -----------   -----------
Net cash provided by (used in) financing activities           (40,021)   20,630,614
                                                          -----------   -----------

Net increase (decrease) in cash and cash equivalents       (1,735,110)   18,819,230
Cash and cash equivalents at beginning of period            3,019,483       432,126
                                                          -----------   -----------

Cash and cash equivalents at end of period                $ 1,284,373   $19,251,356
                                                          -----------   -----------
                                                          -----------   -----------
NON CASH FINANCING ACTIVITIES:
Conversion of notes payable to common stock                         -   $  (689,432)


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

NOTE B - INVENTORIES

   Inventories consist of the following:

                                                December 31        June 30
                                                   1995              1996
                                                -----------       ----------

             Raw materials                      $ 120,878          $117,328
             Work-in-process                       20,622            31,456
             Finished goods                        30,362            26,627
                                                -----------       ----------
                                                $ 171,862          $175,411
                                                -----------       ----------
                                                -----------       ----------


NOTE C - INITIAL PUBLIC OFFERING

   On April 30, 1996, the Company sold 2,000,000 shares of common stock at $11.00 per share through an initial public offering. Net proceeds from this transaction, before deducting expenses payable by the Company, were $20,460,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     OVERVIEW

     Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products incorporate proprietary materials and electronics technology and are used in neurological monitoring applications. The Company's initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company is also developing two additional neurological monitoring products, the Equinox EEG System and the Patient State Analyzer. The Company believes that the Patient State Analyzer, Equinox EEG System and other potential products currently under development will be subject to FDA clearance by 510(k) notification; however the FDA may require the Company to submit a pre-market approval ("PMA") application for such products. The Company submitted a 510(k) application to the FDA for the Equinox EEG System in June, 1996. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval to market the Patient State Analyzer or any other products on a timely basis, if at all.

    Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of June 30, 1996, the Company had an accumulated deficit of approximately $11.3 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1997.

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

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements. The Company's actual results of operations may differ materially from those anticipated by such forward looking statements. Factors that may affect future results of operations include those described herein.

THREE MONTHS ENDED JUNE 30, 1995 AND 1996

     REVENUES

     Revenues were $78,732 for the three months ended June 30, 1996 which was approximately the same as $75,951 for the three months ended June 30, 1995.

     GROSS MARGIN

     Gross margin was $(214,109) for the three months ended June 30, 1996 which was approximately the same as $(224,298) for the three months ended June 30, 1995.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 4% to $363,646 for the three months ended June 30, 1996 from $379,866 for the three months ended June 30, 1995. This decrease is primarily the result of lower personnel costs and facilities costs due to the relocation of the Company's operations from California to Massachusetts in late 1994 and early 1995.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 106% to $237,366 for the three months ended June 30, 1996 from $115,458 for the three months ended June 30, 1995. This increase is primarily the result of ongoing development and clinical evaluation for the Company's Patient State Analyzer, development of the Equinox low cost EEG System and continued enhancements to and support for the Company's existing products.

     INTEREST INCOME

     Interest income increased $144,466 to $167,515 for the three months ended June 30, 1996, from $23,049 for the three months ended June 30, 1995 as a result of higher cash balances from the Company's initial public offering. Interest expense increased $30,558 to $40,080 for the three months ended June 30, 1996 from $9,522 for the three months ended June 30, 1995. This increase is the result of additional notes payable and borrowings under a revolving line of credit.

SIX MONTHS ENDED JUNE 30, 1995 AND 1996

     REVENUES

     Revenues increased 55% to $214,958 for the six months ended June 30, 1996 from $138,839 for the six months ended June 30, 1995. This growth was primarily the result of sales of the Company's NeuroLink product, which was introduced in the fourth quarter of 1995.

     GROSS MARGIN

     Gross margin improved from $(521,839) for the six months ended June 30, 1995 to $(373,064) for the six months ended June 30, 1996. This improvement was primarily the result of a higher sales volume and NeuroLink product sales. To a lesser extent lower personnel costs contributed to the gross margin improvement.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 15% to $694,867 for the six months ended June 30, 1996 from $817,434 for the six months ended June 30, 1995. This decrease is the result of lower personnel costs and facilities costs due to the relocation of the Company's operations from California to Massachusetts in late 1994 and early 1995.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 132% to $416,481 for the six months ended June 30, 1996 from $179,310 for the six months ended June 30, 1995. This increase is primarily the result of ongoing development and clinical evaluation for the Company's Patient State Analyzer, development of the Equinox low cost EEG System and continued enhancements to and support for the Company's existing products.

     INTEREST INCOME

     Interest income increased $116,110 to $171,522 for the six months ended June 30, 1996 from $55,412 for the six months ended June 30, 1995. This increase is the result of higher cash balances from the Company's initial public offering. Interest expense increased $28,030 to $47,949 for the six months ended June 30, 1996 from $19,919 for the six months ended June 30, 1995. This increase is the result of additional notes payable and borrowings under a revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996 the Company had $19,251,356 in cash and cash equivalents as compared to $432,126 at December 31, 1995. On May 3, 1996, the Company received net proceeds of $20,460,000 (prior to offering expenses) relating to the initial public offering of 2,000,000 shares of common stock. The Company expects to use the net proceeds to fund development activities and expansion of marketing, sales and manufacturing activities for the Company's HydroDot NeuroMonitoring System and other products. The Company expects to use the balance of the net proceeds for working capital, general and administrative expenses and general corporate purposes.

     Cash used for operating activities was $1,213,933 for the six months ended June 30, 1996. The lower use of cash in 1996 as compared to $1,629,268 used for operating activities for the six months ended June 30, 1995, was primarily the result of a lower net loss and an increase in the accounts payable and accrued expenses. $20,630,614 in cash was provided by financing activities. This was the result of the Company receiving $19,784,623 from its initial public offering and $500,000 under its revolving credit agreement.

     In March 1996, the Company entered into a one year $500,000 revolving credit agreement with a lending institution. Under the terms of the credit agreement, the Company may make borrowings based on 80% of eligible accounts receivable and various percentages of most fixed assets and inventory. Borrowings under the credit agreement bear interest at 12.5% and are collateralized by a $500,000 certificate of deposit which allows full utilization of the facility.

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

                                 JUNE 30, 1996



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

          ITEM 4    Submission of matters to a vote of security holders:

          On April 25, 1996, the Company held its 1996 annual meeting of shareholders. The matters voted upon at the meeting and the vote with respect to each such matter are set forth below:

1. Election of John A. Williams, Harold C. Hohbach, Annette Campbell-White, Thomas J. Toy, Thomas Baruch, Mir A. Imran and Thomas J. Fogarty as directors of the Company:

              NOMINEE                         FOR                 WITHHELD
              -------                         ---                 --------
         John A. Williams                  3,020,530                 0

         Harold C. Hohbach                 3,020,530                 0

         Annette Campbell-White            3,020,530                 0

         Thomas J. Toy                     3,020,530                 0

         Thomas Baruch                     3,020,530                 0

         Mir A. Imran                      3,020,530                 0

         Thomas J. Fogarty                 3,020,530                 0


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

                                 JUNE 30, 1996

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHYSIOMETRIX, INC.


DATE:   August 13, 1996


                                        BY: /s/ John A. Williams
                                            ---------------------------
                                            John A. Williams
                                            President and Chief
                                            Executive Officer



                                        BY: /s/ Michael J. Tubridy
                                            ---------------------------
                                            Michael J. Tubridy
                                            Duly Authorized Officer and
                                            Chief Financial Officer