Form 10-Q
period 1996-09-30
PHYSIOMETRIX INC
filed 1996-11-12
CIK 1010397

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       OR

          () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                         Commission file number 1010397

                         ______________________________




                               PHYSIOMETRIX, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                     77-0248588
-------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer identification
incorporation or organization)               No.)

Five Billerica Park, N. Billerica, MA        01862-1256
-------------------------------------------------------------------------------
(Address of principal executive offices)     (Zipcode)



                                 (508) 670-2422
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  ITEM 1 - Yes  X     No
                                                  ----     ---
                                    ITEM 2 - Yes  X     No
                                                  ----     ---
The number of shares outstanding of each of the issuer's classes of common stock as of

          Class                         Outstanding at September 30, 1996
          -----                         ---------------------------------

     Common Stock, $.001 par value                5,552,641

                               PHYSIOMETRIX, INC.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                       PAGE NO.



          ITEM 1    Financial Statements

                    Balance Sheets as of December 31, 1995 and             3
                    September 30, 1996

                    Statements of Operations for the Three Months          4
                    and Nine Months ended September 30, 1995 and 1996

                    Statements of Cash Flows for the Nine Months           5
                    ended September 30, 1995 and 1996

                    Notes to Financial Statements                          6

          ITEM 2    Management's Discussion and Analysis of                7
                    Financial Condition and Results of Operations


PART II   OTHER INFORMATION                                               11



SIGNATURES                                                                12

                                PHYSIOMETRIX, INC.

                                  BALANCE SHEETS
                                   (Unaudited)

                                                                                     DECEMBER 31       SEPTEMBER 30
                                                                                         1995              1996
                                                                                    -------------    --------------
                                                      ASSETS

Current assets:
  Cash and cash equivalents                                                         $   432,126      $   18,565,290
  Short-term investments                                                                      -             500,000
  Accounts receivable, net                                                               90,912             107,630
  Inventories, net                                                                      171,862             182,692
  Prepaid expenses                                                                        9,357              22,252
                                                                                    ------------     --------------
Total current assets                                                                    704,257          19,377,864

Property, plant and equipment                                                           447,899             598,346
Less allowances for depreciation                                                       (173,474)           (249,928)
                                                                                    ------------     --------------
                                                                                        274,425             348,418

Due from officer                                                                         63,000              84,000
Other assets                                                                              6,318               6,318
                                                                                    ------------     --------------
Total assets                                                                        $ 1,048,000      $   19,816,600
                                                                                    ------------     --------------
                                                                                    ------------     --------------


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $   255,864      $      279,096
  Accrued expenses                                                                      253,089             523,684
  Convertible notes payable to stockholders                                             308,972                   -
  Current portion of notes payable to stockholder                                       101,042              85,754
  Short-term debt                                                                             -             524,764
                                                                                    ------------     --------------
Total current liabilities                                                               918,967           1,413,298

Notes payable to stockholder, net of current portion                                     82,089               8,529

Stockholders' equity:
  Preferred stock: $.001 par value; 10,000,000 shares authorized:
    Series D Convertible Preferred Stock, 2,965,600 shares issued
    and outstanding                                                                       2,966                   -
    Series E Convertible Preferred Stock, 1,062,062 shares issued
    and outstanding                                                                       1,062                   -
  Common stock: $.001 par value, 50,000,000 shares authorized;
    134,154 shares in 1995 and 5,552,641 shares in 1996 issued and outstanding              134               5,552
Additional paid-in-capital                                                           10,019,496          30,511,106
Accumulated deficit                                                                  (9,976,714)        (12,121,885)
                                                                                    ------------     --------------
Total stockholders' equity                                                               46,944          18,394,773
                                                                                    ------------     --------------

Total liabilities and stockholders' equity                                          $ 1,048,000      $   19,816,600
                                                                                    ------------     --------------
                                                                                    ------------     --------------



                             SEE ACCOMPANYING NOTES.



                                PHYSIOMETRIX, INC.

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                  -------------------------     -------------------------
                                                     1995           1996           1995           1996
                                                  ----------     ----------    -----------    -----------

Revenues                                          $   67,998     $   94,094    $   206,837    $   309,051

Costs and expenses:
  Cost of goods sold                                 222,518        312,283        883,198        900,305
  Research and development                            69,198        386,742        248,508        803,222
  Selling, general, and administrative               405,091        448,628      1,222,526      1,143,493
                                                  ----------     ----------    -----------    -----------
                                                     696,807      1,147,653      2,354,232      2,847,020
                                                  ----------     ----------    -----------    -----------

Operating loss                                      (628,809)    (1,053,559)    (2,147,395)    (2,537,969)

Interest income                                       14,122        290,632         69,535        462,153
Interest expense                                      (8,858)       (21,405)       (28,776)       (69,355)
                                                  ----------     ----------    -----------    -----------

Net loss                                          $ (623,545)    $ (784,332)   $(2,106,636)   $(2,145,171)
                                                  ----------     ----------    -----------    -----------
                                                  ----------     ----------    -----------    -----------

Net loss per share                                $    (0.17)    $    (0.14)   $     (0.58)   $     (0.45)
                                                  ----------     ----------    -----------    -----------
                                                  ----------     ----------    -----------    -----------

Shares used in computing net loss per share        3,650,934      5,552,641      3,650,934      4,721,557
                                                  ----------     ----------    -----------    -----------
                                                  ----------     ----------    -----------    -----------



                             SEE ACCOMPANYING NOTES.



                                 PHYSIOMETRIX, INC.

                              STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                         ----------------------------------
                                                              1995                1996
                                                         -------------       -------------
OPERATING ACTIVITIES:
Net loss                                                 $  (2,106,636)      $  (2,145,171)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                 74,049              76,453
  Changes in operating assets and liabilities:
    Accounts receivable                                          7,933             (16,718)
    Inventories                                                (77,361)            (10,830)
    Prepaid expenses and other assets                          (30,223)            (33,895)
    Accounts payable and accrued expenses                      (52,578)            293,827
                                                         -------------       -------------
Net cash used in operating activities                       (2,184,816)         (1,836,334)

INVESTING ACTIVITIES:
Purchase of equipment                                          (95,577)           (150,446)
Purchase of short-term investments                                   -            (500,000)
                                                         -------------       -------------
Net cash used in investing activities                          (95,577)           (650,446)

FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders                          -             380,460
Proceeds from debt financing                                         -             524,666
Principal payments on notes payable to stockholders            (62,965)            (88,750)
Proceeds from issuance of common stock, net                      2,943          19,803,568
                                                         -------------       -------------
Net cash provided by (used in) financing activities            (60,022)         20,619,944
                                                         -------------       -------------

Net increase (decrease) in cash and cash equivalents        (2,340,415)         18,133,164
Cash and cash equivalents at beginning of period             3,019,483             432,126
                                                         -------------       -------------

Cash and cash equivalents at end of period               $     679,068       $  18,565,290
                                                         -------------       -------------
                                                         -------------       -------------


NON CASH FINANCING ACTIVITIES:
Conversion of notes payable to common stock                          -            (689,432)



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

NOTE B - INVENTORIES

     Inventories consist of the following:





                                    December 31    September 30
                                        1995           1996
                                    -----------    ------------

          Raw materials             $  120,878    $  129,380
          Work-in-process               20,622        32,212
          Finished goods                30,362        21,100
                                    ----------    ----------
                                    $  171,862    $  182,692
                                    ----------    ----------
                                    ----------    ----------

NOTE C - INITIAL PUBLIC OFFERING

     On April 30, 1996, the Company sold 2,000,000 shares of common stock at $11.00 per share through an initial public offering. Net proceeds from this transaction, before deducting expenses payable by the Company, were $20,460,000.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     OVERVIEW

     Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company is also developing two additional neurological monitoring products, the Equinox EEG System and the Patient State Analyzer. The Company believes that the Patient State Analyzer, Equinox EEG System and other potential products currently under development will be subject to FDA clearance by 510(k) notification; however the FDA may require the Company to submit a pre-market approval ("PMA") application for such products. The Company submitted a 510(k) application to the FDA for the Equinox EEG System in June, 1996. Review of the Company's 510(K) application for the Equinox EEG System is ongoing and there can be no assurance that the Company will be able to obtain 510(K) clearance to market the Equinox EEG System on a timely basis, if at all. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval, to market the Patient State Analyzer or any other products on a timely basis, if at all.

     Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of September 30, 1996, the Company had an accumulated deficit of approximately $12.1 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1997. To date, revenue from sales of the Company's HydroDot NeuroMonitoring System have been lower than management's expectations. The inability by the Company to achieve greater market acceptance of the HydroDot NeuroMonitoring System could have a short-term, material adverse effect on the Company's business, financial condition and results of operations, particularly prior to the introduction of other products currently being developed by the Company.

     The Company anticipates that its operating losses will continue for at least the next few years as the Company continues to expend substantial resources to expand marketing and sales activities, scale up manufacturing capabilities, increase research and development and support regulatory and reimbursement approvals. There can be no assurance that the Company will ever achieve significant commercial revenues or profitability or that profitability, if achieved, will be sustained.

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


THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

     REVENUES

     Revenues increased 38% to $94,094 for the three months ended September 30, 1996 from $67,998 for the three months ended September 30, 1995. This increase is primarily the result of additional sales of the Company's HydroDot NeuroMonitoring System.

     COST OF GOODS SOLD

     Cost of goods sold increased 40% to $312,283 for the three months ended September 30, 1996 from $222,518 for the three months ended September 30, 1995. This increase was primarily due to a higher sales volume and increased personnel costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 11% to $448,628 for the three months ended September 30, 1996 from $405,091 for the three months ended September 30, 1995. This increase is primarily due to investor relations costs incurred in 1996. Also contributing to this increase were additional costs for marketing personnel.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 459% to $386,742 for the three months ended September 30, 1996 from $69,198 for the three months ended September 30, 1995. This increase is primarily the result of ongoing development and clinical evaluation for the Company's Patient State Analyzer, development of the Equinox low cost EEG System and continued enhancements to and support for the Company's existing products.

     INTEREST INCOME

     Interest income increased $276,510 to $290,632 for the three months ended September 30, 1996 from $14,122 for the three months ended September 30, 1995 as a result of higher cash balances from the Company's initial public offering. Interest expense increased $12,547 to $21,405 for the three months ended September 30, 1996 from $8,858 for the three months ended September 30, 1995. This increase is the result of borrowings in 1996 under a revolving line of credit.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

     REVENUES

     Revenues increased 49% to $309,051 for the nine months ended September 30, 1996 from $206,837 for the nine months ended September 30, 1995. This growth was the result of sales of the Company's NeuroLink product in 1996, combined with an increase in the sale of the Company's HydroDot NeuroMonitoring System.

     COST OF GOODS SOLD

     Cost of goods sold increased 2% to $900,305 for the nine months ended September 30, 1996 from $883,198 for the nine months ended September 30, 1995. This increase is small when compared with the 49% increase in sales. This is the result of a higher sales volume of NeuroLink products along with a reduction in overhead costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 6% to $1,143,493 for the nine months ended September 30, 1996 from $1,222,526 for the nine months ended September 30, 1995. This decrease is the result of lower personnel and facilities costs due to the movement of the Company's operations from California to Massachusetts in late 1994 and early 1995.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 223% to $803,222 for the nine months ended September 30, 1996 from $248,508 for the nine months ended September 30, 1995. This increase is primarily the result of ongoing development and clinical evaluation for the Company's Patient State Analyzer, development of the Equinox low cost EEG System and continued enhancements to and support for the Company's existing products.

     INTEREST INCOME

     Interest income increased $392,618 to $462,153 for the nine months ended September 30, 1996 from $69,535 for the nine months ended September 30, 1995. This increase is the result of higher cash balances from the Company's initial public offering. Interest expense increased $40,579 to $69,355 for the nine months ended September 30, 1996 from $28,776 for the nine months ended September 30, 1995. This increase is the result of additional notes payable and borrowings under a revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company's cash and cash equivalents were $18,565,290 as compared to $432,126 at December 31, 1995.

     The Company's operating activities used cash of $1,836,334 in the nine months ended September 30, 1996 as compared to $2,184,816 in the nine months ended September 30, 1995. The decrease in net cash used was primarily the result of an increase in accounts payable and accrued expenses.

     The Company's financing activities provided cash of $20,619,944 in the nine months ended September 30, 1996 as compared to $60,022 used in the nine months ended September 30, 1995. This increase was the result of the Company receiving $19,778,053 from the initial public offering of shares of its Common Stock in May 1996 and $500,000 under its revolving credit agreement.

     Although the Company believes that its capital resources together with cash generated from the future sale of its products will be sufficient to meet the Company's operating and capital requirements at least through 1997, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms if at all. In addition, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. The Company's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments.

                               PHYSIOMETRIX, INC.

                               SEPTEMBER 30, 1996



PART II   Other Information

          ITEM 1    Legal Proceedings:
                    Not applicable.

          ITEM 2    Changes in Securities:
                    Not applicable.

          ITEM 3    Defaults upon Senior Securities:
                    Not applicable.

          ITEM 4    Submission of matters to a vote of security holders:
                    Not applicable.

          ITEM 5    Other information:
                    None.

          ITEM 6    Exhibits and reports on Form 8-K:

                    (a)  Exhibits - None

                    27.1 Financial Data Schedule

                    (b)  Reports on Form 8-K - None

                               PHYSIOMETRIX, INC.

                               SEPTEMBER 30, 1996

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHYSIOMETRIX, INC.


DATE:   November 12, 1996


                                   BY: /s/John A. Williams
                                       ---------------------
                                        John A. Williams
                                        President and Chief
                                        Executive Officer



                                   BY: /s/ Michael J. Tubridy
                                       -----------------------------
                                        Michael J. Tubridy
                                        Duly Authorized Officer and
                                        Chief Financial Officer