Form 10-K
period 1996-12-31
PHYSIOMETRIX INC
filed 1997-03-31
CIK 1010397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 1996.
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from ____________ to ____________.

                       Commission File Number:  000-27956

                               PHYSIOMETRIX, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                     77-0238187
     (State or other jurisdiction of                      (I.R.S. employer
     incorporation or organization)                       identification no.)

             Five Billerica Park,
     101 Billerica Ave., N. Billerica, MA                       01862
     (Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code:  (508) 670-2422

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $16,021,714 as of January 31, 1997, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 1997, the Registrant had outstanding 5,580,324 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1997 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                               PHYSIOMETRIX, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

     Item 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . .20
     Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .20
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .20

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . 21
     Item 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . .22
     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . 23
     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . .25
     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . 25

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . .26
     Item 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .26
     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.27
     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .27

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION

     Physiometrix designs, develops, manufactures and markets noninvasive, advanced medical products incorporating proprietary materials, electronics technology and software for use in neurological monitoring applications during surgical and diagnostic procedures. The Company sells its products to hospitals, clinics and physicians' offices domestically and internationally.
The Company's initial products are its innovative e-Net headpiece and disposable HydroDot biosensors, which are based upon the Company's proprietary HydroGel technology, and its custom electronics. These products are packaged as the HydroDot NeuroMonitoring System, which was developed and is sold for brain monitoring applications, such as clinical electroencephalograph ("EEG") procedures. The system is marketed and sold as a safer, lower cost alternative to current EEG data collection technology. The system connects and interfaces to the standard input on all conventional EEG instruments currently in use worldwide, yet offers reduced patient setup time, more reliable data readings, and enhanced patient comfort and safety. The Company has received a United States Food and Drug Administration ("FDA") 510(k) clearance for the HydroDot NeuroMonitoring System and the product was commercially introduced in August 1994.

     The Company has completed the development of one and is continuing the development of another NeuroMonitoring product which it believes will broaden the Company's product base, offer new and enhanced system solutions, and potentially increase the size for the NeuroMonitoring market. These products are the Equinox EEG System which the Company commercially introduced in February 1997 and the Patient State Analyzer which is in clinical trials.

     EQUINOX EEG SYSTEM. The Equinox EEG System uses the Company's HydroDot NeuroMonitoring System to collect EEG data and the NeuroLink, the Company's data acquisition interface which utilizes a proprietary high speed analog-to-digital converter to process the data. The Equinox EEG System transmits the digitized EEG data to a standard personal computer for analysis and networking by a proprietary fiber optic interface developed by the Company. The combination of the HydroDot NeuroMonitoring System, the NeuroLink, and the fiber optic interface is designed to provide health care providers with a fully integrated EEG system at a lower cost, with enhanced results and improved patient safety and comfort than the currently available EEG instruments. The Company submitted a 510(k) application to the FDA in June 1996 and received clearance of the application from the FDA in December 1996.

     PATIENT STATE ANALYZER. The Patient State Analyzer is being developed by the Company to provide a simplified, user friendly analysis of patient brain activity during surgical procedures involving general anesthesia. Currently, such monitoring is used only during about 3% of all such procedures, primarily during high risk interventions such as cardiology and neurology surgeries. At present, brain monitoring can only be accomplished through traditional EEG techniques involving lengthy setups and the use of flammable materials and cumbersome equipment. Traditional EEG devices also require a neurologist to interpret their data output. As a result, anesthesiologists are reluctant to use EEG monitoring during other surgical procedures, despite the potential benefits offered by brain monitoring such as improved patient safety, shorter patient recovery times, and lower overall costs per procedure. The Patient State Analyzer will incorporate the Company's HydroDot NeuroMonitoring System, the NeuroLink, and the Equinox EEG technology. In addition, the Company is developing the final component of the Patient State Analyzer, a proprietary software module which will process EEG data and provide an easy to read, "red light -- green light" signal to anesthesiologists regarding patient's brain activity.

     The Company believes that monitoring patients' brain activity during surgery with the Patient State Analyzer will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of postoperative recovery time required, and eliminate the requirement of a neurologist or specialized technologists to interpret EEG results during surgery. The Company believes that these benefits create the opportunity for the Patient State Analyzer to become the standard of care during all surgical interventions using general anesthesia. The Company plans to submit a 510(k) clearance application to the FDA for an initial version of the software module component for the Patient State Analyzer in early 1997, and is working with clinical investigators at several institutions, including Harvard Medical School, in the development of the system.

     The Company has developed additional neurology products utilizing the Company's proprietary materials and electronics technology. For clinicians desiring the benefits of the HydroDot biosensors but who do not wish to use the e-Net because they prefer a procedure setup similar to that used with conventional cup electrodes, the Company has developed the HydroSpot. The HydroSpot is a hydrogelled disposable biosensor attached to a reusable lead wire and will be offered as an alternative to the conventional cup electrodes typically employed in EEG procedures. In addition to routine EEG procedures, the HydroSpot has potential application for long term EEG monitoring and several other applications including the evaluation of carpal tunnel syndrome.

     The Company will not be able to market the Patient State Analyzer or other potential products in the United States unless and until it obtains clearance or approval from the FDA and there can be no assurance that the Company will obtain FDA clearance for such products on a timely basis, if at all.

     The table below summarizes the products currently offered by the Company, the products under development by the Company, the markets served by these products and their present development and/or commercialization status:


             PRODUCT                                             DESCRIPTION                  DEVELOPMENT/COMMERCIALIZATION STATUS
------------------------------------------ ------------------------------------------------   ------------------------------------
 HYDROSPOT BIOSENSORS                        Disposable biosensors attached to lead wires           Commercial sales

 HYDRODOT NEUROMONITORING SYSTEM
 -  E-Net                                    EEG headpiece                                          Commercial sales

 -  Small E-Net                              EEG headpiece for children                             Commercial sales

 -  OR E-Net                                 EEG headpiece for operating room applications          Commercial sales
                                             (designed for use with Patient State Analyzer)

 -  HydroDot biosensors                      Disposable biosensors for use with E-Nets              Commercial sales


 NEUROLINK                                   Multichannel data acquisition interface between        Commercial sales
                                             the patient and EEG instrument; also incorporates
                                             digital signal processing capability

 EQUINOX EEG SYSTEM                          Complete EEG monitoring system (incorporates           FDA clearance of 510(k) in
                                             HydroDot NeuroMonitoring System and proprietary        Q4 1996
                                             NeuroLink electronics)


 PATIENT STATE ANALYZER                      Intraoperative EEG monitoring system (incorporates     Under development
                                             proprietary software under development, OR E-Net
                                             and NeuroLink electronics)

 EP SYSTEM

 -  SMARTSWITCH                              Electronic switching between RF ablation energy        Available for commercial
                                             and defibrillation energy during EP ablation           sale; Company intends to
                                             procedures                                             seek marketing partner


 -  Multifunctional critical care electrode  Combined RF grounding and defibrillation during         Available for commercial
                                             EP ablation procedures                                  sale; Company intends to
                                                                                                     seek marketing  partner



INDUSTRY OVERVIEW

     This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation; (ix) third-party reimbursement; and (x) operating and capital requirements.

     EEG MARKET

     An EEG procedure measures neurophysiological activity by measuring the intensity and pattern of electrical signals generated by the brain. Undulations in the recorded electrical signals are called brain waves, and the entire record of electrical rhythms and other electrical activity (ongoing background signals and event related transients) of the brain is an EEG. EEGs are widely used to assist in the diagnosis of epilepsy, brain tumors, physiological disorders and other brain abnormalities. Because the electrical waves produced by an injured or abnormal brain will differ in predictable ways from waves produced by a normal brain, an EEG exam should disclose and help diagnose brain abnormalities and injuries.

     Although EEG based brain monitoring has been performed for over 70 years, it is only recently that medical professionals have begun to recognize the benefits of EEGs as a broad based diagnostic tool. This should be contrasted with the field of cardiac monitoring in which medical professionals have long been aware of the benefits of such monitoring, and have integrated electrocardiogram ("ECG") procedures into both preventive and diagnostic health care. As a result, medical device and instrument companies have concentrated on, and provided improved technology for, the cardiac monitoring market. However, EEG technology has remained virtually unchanged since its inception.

     Industry studies estimate that over 12 million EEG examinations are performed worldwide annually. The Company believes that the annual market for EEG devices, including replacement EEG instruments, electrodes and related supplies, is approximately $125 million. The Company's HydroDot NeuroMonitoring System and its components target this market.

     In addition to this market, there are approximately 48 million surgical interventions performed annually worldwide under general anesthesia, representing a neuromonitoring market opportunity estimated in excess of $1 billion. The Company is developing the Patient State Analyzer to address this market. Currently, anesthesiologists measure heart, breathing rates, as well as other physiological changes, to monitor the effect of anesthesia on patients. However, the brain, the organ which anesthetic drugs affect the earliest, is generally not directly monitored. Nevertheless, in several types of surgical procedures, including high risk cardiology and vascular surgical procedures, brain monitoring is recognized by clinicians as particularly important. Routine monitoring of brain functions during surgery can result in earlier detection of abnormalities that, if left undetected, could result in serious surgical and post surgical complications. Such monitoring can also potentially reduce costs and postoperative recovery times by enabling a reduction in the amount of anesthesia used during the surgical procedure, which would enable patients to emerge from the effects of the anesthesia and be ambulatory more quickly following the procedure. Today, such monitoring can only be accomplished through the use of conventional EEG procedures, which require the use of collodion, a flammable, toxic gel material, for attachment of electrodes as well as cumbersome EEG equipment in the close confines of the operating room environment. In addition, anesthesiologists are typically not familiar with conventionally produced EEG test results, and a neurologist must therefore be on hand to interpret EEG test information. The Company believes that the availability of a low cost, easy to use monitoring device such as the Patient State Analyzer could substantially increase brain monitoring during surgical procedures involving general anesthesia.

     CURRENT EEG PROCEDURE

     Currently, to perform a typical EEG exam, the technician must measure, mark, clean and abrade 20 spots on the scalp. After these procedures are completed, 20 disc shaped electrodes are placed on the points identified on the scalp. Collodion and a glue are typically used during this process. Abrasion of the skin is necessary in order to provide a sufficiently low impedance signal (typically less than 5,000 ohms) to the EEG monitor. Electrodes can be misplaced, resulting in inaccurate readings, and can fall off, necessitating that the technician restart the recording.
At the end of the procedure, cleanup of the collodion gel and glue used to affix the electrodes to the scalp requires the use of toxic solvents and is both time consuming and unpleasant for the patient. In addition, incomplete sterilization of the cup electrodes can result in increased risk of infection for the patient. These difficulties in patient setup and cleanup also contribute to reduced operating efficiencies in the EEG laboratory. The current method for performing EEGs also suffers from several functional deficiencies, including difficulty in achieving effective electrical contact between the patient and the device, the possibility of electrode movement or displacement during the EEG examination, creation of salt bridges, or unwanted electrical circuits between electrodes, that result in a high level of EEG signal interference. The consequences of these deficiencies include poor signal quality making diagnoses questionable, a need to administer repeat tests and signal format that is not conducive to advanced diagnostic analytical techniques. The Company believes that these deficiencies have limited the growth of EEG monitoring.

     A traditional EEG procedure takes an average of about 60 minutes, of which about 30 minutes is made up of actual recording time. The traditional EEG is extremely sensitive to patient movement, sweating, electrical interference and muscle tension; any of these may make a tracing uninterpretable. For most of the actual recording, the patient will lie calmly with their eyes closed. Additional studies which most laboratories routinely perform include recording during hyperventilation and photic simulation with a repetitive flash. For many tracings, subjects are encouraged to fall asleep, if they can. Some laboratories induce sleep with oral chloral hydrate.

     In response to the inherent inadequacies of traditional methods for performing EEGS, one manufacturer has introduced a device, which it calls ElectroCap. This product uses an enclosed "bathing cap" type format, in which the electrodes are encased in a headpiece that is much like a rubber bathing cap. The Company believes the ElectroCap suffers from several disadvantages, including the requirement for many different sized caps for different head sizes, difficulty in placing electrodes because the technician cannot see the electrode positioning due to the cap, and the closed design of the cap which is uncomfortably hot and confining for the patient. In addition, to improve signal quality, the patient's scalp must be aggressively abraded with a blunt needle which is a painful, awkward and potentially infectious procedure.

THE PHYSIOMETRIX SOLUTION

     The Physiometrix HydroDot NeuroMonitoring System has been developed to address and seek to overcome the deficiencies of current methods of performing EEGS. The HydroDot System incorporates innovative product features that improve clinical efficacy, patient comfort and allow the EEG laboratory to perform EEG procedures more efficiently. Physiometrix' E-Net is a proprietary, flexible, open net matrix that fits over the patient's head and uses disposable, soft hydrogel biosensors that are inserted into the matrix at predetermined locations that correspond to points on the scalp where conventional cup electrodes would otherwise be affixed manually. In effect, the E-Net serves as a template to automatically position the HydroDot biosensors for the EEG procedure. The E-Net fits a majority of adult head sizes. The elasticity of the E-Net ensures accurate placement of the HydroDot biosensors and the maintenance of proportionality between electrodes. The Company also sells a smaller version of the E-Net which, together with the adult sized E-Net, enables over 95% of head sizes to be accommodated. The proprietary hydrogel electrode material is adhesive, but does not leave a residue. In contrast to conventional EEG methods, time consuming and often painful scalp preparation is not required to achieve a low impedance signal. The hair is simply parted and the HydroDot biosensors are pressed into the sockets on the E-Net. For testing environments in which there is the potential for hostile electrical interference, the E-Net can connect to an adjacent analog to digital interface module that digitizes the electrode signal, transmits the digital data via a fiber optic link to the instrument location, where it is converted back into an analog form acceptable to the EEG input electronics. This data transmission procedure virtually eliminates ambient noise that is present in most EEGs (especially electronic noise in the intensive care unit, operating room and emergency room) as a result of the "antennae" effect from using wire leads to transmit electrical data, and can be used with any EEG instrument.

     The E-Net reduces average EEG setup times by approximately 75 percent (6 to 8 minutes versus 30 minutes), in addition to providing a high quality and accurate signal. The HydroDot NeuroMonitoring System offers the following advantages over traditional modalities:

     - Electrode positioning is fast, easy, accurate and reproducible; time consuming measurements are avoided.

     - Patient preparation time is greatly reduced and the use of toxic, flammable substances is avoided.

     - Patient comfort is enhanced because patients can move around untethered; the open E-Net structure provides ventilation and the patient is not encumbered by a large number of wires.

     - Adhesive qualities of the hydrogel provide excellent skin contact without slippage, eliminate salt bridges and prevent electrodes from falling off the scalp.

     - Biosensors ensure reproducible signal quality and minimize collection of electrical interference from the environment.

     - Risk of infection is reduced through the use of disposable biosensors and reduced need for scalp abrasion.

     The Company believes that the Equinox EEG System and the Patient State Analyzer, will enable it to offer new and enhanced system solutions for the neurology monitoring market. The Equinox EEG System could significantly increase the number of neurologists performing EEGs by reducing the capital costs involved in EEG monitoring. Currently, only approximately one-third of the nearly 10,000 neurologists in the United States perform EEGs due in large part to the capital costs associated with EEG devices.

     The Company believes that the availability of a low-cost, easy to use monitoring device such as the Patient State Analyzer, could substantially increase brain monitoring during surgery and has the potential to become the standard of care in brain monitoring during administration of general anesthesia.

BUSINESS STRATEGY

     The Company's objective is to become the leader in the design, development and commercialization of brain monitoring technology. Key elements of the Company's strategy including the following:

     -    DESIGN AND DEVELOP INNOVATIVE, PROPRIETARY PRODUCTS FOR THE NEUROLOGY
          MARKET.   Physiometrix plans to capitalize on the growing recognition among medical professionals of EEG monitoring as a diagnostic tool and the need for a low-cost, easy to use and reliable method of brain monitoring. The Company intends to remain focused on the development and marketing of products for neurology, including products that are designed to expand the use of neurological monitoring. The Company has substantial design and development expertise in the neurological monitoring field and will seek to position itself at the forefront of innovation in this industry.

     - DIVERSIFY PRODUCT OFFERINGS TO INCREASE MARKET PENETRATION. The Company seeks to offer a range of products, including hardware and disposable products designed to simplify EEG procedures and encourage broader use of EEG monitoring. The Company believes that it will be able to significantly expand its penetration of the neurology market with the Equinox EEG System and through the introduction of the Patient State Analyzer.

     - BROADEN MARKETING CHANNELS. The Company will seek to implement a broad based marketing strategy, using direct sales personnel and distributors in the United States and distributors and others internationally. The Company's current products are also being marketed through several neurology monitoring companies. In addition, the Company will need to hire and develop a sales force to market the Patient State Analyzer to anesthesiologists, hospital administrators, and, to a lesser extent, managed care centers.

     - OUTSOURCE MANUFACTURING TO CONTROL COSTS. The Company will seek to outsource many manufacturing processes to qualified contract manufacturers to control costs, maintain quality and reduce capital investment, while retaining control over key proprietary processes for certain components of its products.

     - BUILD VALUE THROUGH SALE OF NONCORE PRODUCTS. For products with applications outside neurology, the Company intends to pursue a strategy of licensing or selling such products to companies focused in relevant target markets. The Company intends to implement this element of its strategy for its products with applications in the electrophysiology field.

PRODUCTS AND TECHNOLOGY

     CURRENT PRODUCTS

     E-Net. The E-Net is an open handed headpiece designed to position and hold the HydroDot disposable biosensors symmetrically against the scalp during an EEG study. The E-Net is manufactured from a proprietary elastic material and positions 20 biosensors according to the internationally recognized 10-20 System on head sizes varying from 48 to 62 centimeters in circumference. The 10-20 System is a standard, universal methodology for marking and measuring the patient's scalp for electrode placement in EEG procedures.

     The E-Net is held in place by adjustable straps, one at the back of the neck and the other around the chin. These strap positions minimize interaction between head motion and electrode position. The open handed design of the E-Net allows access to the scalp for parting the hair and for placing additional biosensors on the patient. The expandable, shielded wire leads on the outside of the E-Net are combined into a single connector that interfaces to the straight cable. The E-Net is reusable with an expected lifetime of up to 200 applications. The elastic material is shielded by a fabric sheath and the wires are covered in a protective jacket and ultrasonically welded to the biosensor sockets. The disposable biosensors snap out of the E-Net after it is removed and the entire E-Net may be sterilized in disinfectant solution. Its key competitive features are elastic proportionality, increased patient comfort, standardized placement of biosensors, elimination of measurements, open handed design, integrated wiring, and durability. The E-Net is currently sold separately for $250.00 or as a starter kit with a half case of HydroDot biosensors (enough for approximately 10 EEG procedures) and a straight cable for connection to EEG machines for $495.00.

     Small E-Net. Because the HydroDot NeuroMonitoring System is much less traumatic to patients than traditional EEG procedures, it is much easier to use on children. Physiometrix' small E-Net, introduced in March 1995, enables technicians to use the HydroDot NeuroMonitoring System on children.

     OR E-NET. The Company has developed the OR E-Net, which is specially designed so that it can be used during surgical procedures in which blood flow to the brain could be compromised. Typically, hospitals have had to rely on collodion as an adhesive for their operating room procedures to secure the metal cup electrodes. Many institutions have banned collodion from operating room use because it is highly flammable. As a result, the Company believes that the HydroDot NeuroMonitoring System can potentially replace many products currently available for such uses. The Company plans to offer the OR E-Net as a component of the Patient State Analyzer.

     HYDRODOT DISPOSABLE BIOSENSORS. The HydroDot biosensors are disposable and are used in lieu of conventional cup electrodes to acquire EEG signals from a patient. The biosensors are packaged in ready-to-use sealed trays of 24 sensors. Minimal skin preparation and no collodion is required when the sensors are inserted into the sockets on the E-Net. When the E-Net is removed after completion of an EEG examination, the sensors leave no residue on the scalp.
The HydroDot biosensors provide high signal quality through the incorporation of a silver/silver chloride reference and an adhesive proprietary hydrogel material that conforms to the scalp. Because the HydroDot biosensors are disposable, they can be used on patients with contagious diseases and discarded, thereby reducing the risk of spreading infectious disease. Their key competitive features are ease of use, reduced risk of infection, cleanliness, improved signal quality and increased safety. The HydroDot biosensors are sold in 20-tray cases for $180.00.

     NEUROLINK. The NeuroLink is a cost effective "front end" link from the patient to the EEG machine and is integrated into both the Equinox EEG System and the Patient State Analyzer. The NeuroLink is an optically isolated, instrumentation grade, 32 channel data acquisition system that provides a quick interface capability to the Company's E-Net. The NeuroLink allows the physician or EEG technician to check calibration and individual electrode impedances immediately upon preparation of the patient for the EEG procedure. Because the NeuroLink incorporates a fiber optic link between the patient and the EEG instrument, recordings are free from 60 hertz interference, a particular problem in operating rooms and other critical care settings.

     HYDROSPOT. The Company has developed the HydroSpot biosensor for those technicians who want the benefits of the HydroDot biosensors, but do not wish to use the E-Net because they prefer a procedure setup similar to that used with conventional cup electrodes. The HydroSpot is a hydrogelled disposable biosensor attached to a reusable lead wire and will be offered as an alternative to the conventional cup electrodes typically employed in EEG procedures. In addition to routine EEG procedures, the HydroSpot has potential application for long term EEG monitoring and several other applications including evoked potentials and nerve conduction velocity studies which are often used in evaluation of carpal tunnel syndrome patients.

     The HydroDot NeuroMonitoring System represents a new method for EEG monitoring, and market acceptance of the system will be dependent upon, among other things, the willingness of physicians, EEG technicians and others to adopt use of this new system. Market acceptance will also be dependent upon the Company's ability to convince potential users of the system of its anticipated cost and efficacy advantages. In addition, the HydroDot NeuroMonitoring System may not be suitable for patients that have experienced severe head trauma because the physician may not wish to surround the patient's head with the E-Net. However, the Company's HydroSpot biosensors, which do not require use of the eNet, could be used for such patients. To date, the Company has shipped only a small number of HydroDot NeuroMonitoring Systems.

     EQUINOX EEG SYSTEM. The HydroDot NeuroMonitoring System together with the NeuroLink provides the EEG data acquisition front end link to a standard personal computer. Physiometrix has developed a low cost general purpose digital EEG platform with software and hardware optimized for both desktop and portable systems utilizing the Company's EEG signal acquisition technology. The Equinox EEG System is offered at a price significantly lower than currently available EEG instruments. The Company believes that the Equinox EEG System's portability will facilitate greater EEG access to remote areas both domestically and internationally. The incorporation of personal computer technology allows networking, analysis and transmission of EEG data.

     PRODUCTS UNDER DEVELOPMENT

     PATIENT STATE ANALYZER. Physiometrix is developing the Patient State Analyzer ("PSA") for brain monitoring in the operating room. The PSA is expected to utilize 10 to 12 biosensors to record EEG for continuous analysis by the PSA. The PSA is being designed to extract data known to be sensitive to the functional level of each region of the brain, the adequacy of blood supply and the interaction of each region with neighboring regions on the opposite side of the brain. Based on such measurements, statistical procedures will be used to deliver an analysis of the data into a measurement called a "self-norm," to provide a base for monitoring the effects of anesthesia.

     The PSA will record "self-norms" both prior to and immediately after the administration of anesthesia. During intraoperative procedures, the PSA will constantly monitor data and its relationship to those two endpoints and alert the anesthesiologist as to changes in the patient's state of consciousness. The PSA will provide the anesthesiologist with a "red light -- green light" readout regarding the patient's ideal anesthetized state. Normal neurological function for the patient will be determined by recording a brief EEG immediately prior to anesthesia and a subsequent brief EEG as soon as the patient has reached an optimal anesthetized state.

     The PSA will consist of the Company's Equinox EEG hardware with an OR E-Net in place of the standard E-Net and an 8 channel preamplifier input. Software will include testing electrode impedance, amplifier calibration, EEG collection, quantitative analysis after artifact removal (brain wave abnormalities resulting from external stimulation, eye blinking or muscle movement), display and storage. The capability to construct group norms for a particular procedure will be provided, so the user can build criteria for the typical patient.

     The Company expects that the PSA will be developed in two phases. The first phase will include the development and implementation of proprietary software for displaying changes in the patient's level of consciousness. The development system platform will consist of a standard personal computer and a NeuroLink fiber optic interface card. The second phase will consist of trials seeking to validate the effectiveness and safety of the PSA during operating conditions using six different anesthetic agents. Each agent will be evaluated in 20 cases. The software is planned for development in a modular fashion. The Company expects that it will include a data acquisition module, signal processing module, artifact removal module, signal analysis module, a data storage module and a user interface module. By developing a system software specification defining the use of software modules, development time and cost for new Physiometrix products is expected to be reduced.

     The Patient State Analyzer represents a new approach for brain monitoring during surgery. Market acceptance of this product will be dependent upon, among other things, the willingness of physicians, EEG technicians and others to adopt use of these products. Market acceptance will also be dependent upon the Company's ability to convince potential users of this product of its cost and efficacy advantages.

OTHER PRODUCTS

     The core technologies developed by Physiometrix are also applicable to other additional medical applications, particularly the electrophysiology segment of the cardiology market. Electrophysiology laboratory procedures to analyze patient's arrhythmic events and to map and ablate cardiac arrhythmias represent a rapidly growing segment in cardiology. Industry sources have forecast significant growth in these procedures over the next several years. To analyze a patient's arrhythmic events in electrophysiology procedures, the patient undergoes a procedure designed to replicate an arrhythmic event in a controlled laboratory setting. In mapping and ablation procedures, cardiac arrhythmias are mapped and ablated with a catheter that delivers radio frequency ("RF") energy to the site of the arrhythmia. For electrophysiology applications, the Company has developed its EP System which is comprised of two components, the SmartSwitch switching box and a pair of multifunctional critical care electrode.

     SMARTSWITCH. The Smart Switch switching box component of the EP System senses RF energy return and automatically channels RF energy accordingly, permitting the use of one or two electrodes for RF return. The SmartSwitch also provides for direct switching between RF energy and defibrillation energy during the procedure, which enables the electrophysiologist to respond quickly and deliver a defibrillation shock in the event that the patient's heart experiences fibrillation during the procedure. Standby defibrillation capability is required in cardiac ablation procedures.

     MULTIFUNCTIONAL CRITICAL CARE ELECTRODE. In most electrophysiology labs, standard practice is for all patients to be "prepadded" with disposable defibrillation electrodes. With the increasing use of cardiac ablation as a therapeutic procedure for treatment of arrhythmias, there is a need for this electrode to also serve as an RF energy return electrode. The Physiometrix EP System allows one electrode to serve both functions by simply alternating between both defibrillation and RF return. The multifunctional electrodes can be purchased as part of the EP System and are also sold separately.

     Physiometrix believes that the benefits of the EP System can afford clinical advantages to electrophysiologists and that a significant market opportunity exists due to anticipated increases in the number of cardiac ablation procedures. Because this system is outside the Company's core area of focus in the neurology field, the Company intends to seek to market and support the EP System through a partnering arrangement with a company focused on the electrophysiology market. There can be no assurance that the Company will be able to secure a suitable partner and that any such partner, if secured, will be able to successfully market and sell the Company's electrophysiology products.

MARKETING AND DISTRIBUTION

     The Company's initial sales and marketing strategy is to focus on neurologists in the United States and in other markets targeted by the Company. In the United States, there are approximately 10,000 neurologists, and industry studies estimate that over 6 million EEG examinations are performed in the United States annually, with approximately 80 percent of these procedures being performed in approximately 3,650 high volume clinics. The Company seeks to emphasize to neurologists and neurological technicians the cost saving potential of the HydroDot NeuroMonitoring System. A cost justification analysis performed at a leading children's hospital indicated that use of the HydroDot NeuroMonitoring System provided measurable time and cost savings and resulted in the adoption of the HydroDot System at the hospital at which the study was performed.

     Physiometrix currently employs a small direct sales force in the United States and emphasizes product training with the goal of expanding adoption of the HydroDot System. In addition, the system is being actively promoted by two leading manufacturers of EEG machines; Nicolet Biomedical, Inc. ("Nicolet") and Medelec Inc., also known as TECA Corp. ("TECA"). The Company has begun an active program to train the sales organizations of its marketing partners. This includes field training of sales, service and applications staffs as well as in house training of telemarketing and customer support personnel. Both Nicolet and TECA have agreed to undertake sales promotions with the goal of expanding interest in the HydroDot System.

     The Company intends, in connection with the planned commercial introduction of the Patient State Analyzer, to increase its sales force to market the Patient State Analyzer to hospitals, anesthesiologists and other potential users of such system.

     The Company is also pursuing sales opportunities to original equipment manufacturers ("OEMs"). Physiometrix sells to OEMs interchangeable modules designed to provide signal acquisition, analysis and to display a variety of important patient parameters. As an example, the Company has sold a number of NeuroLink electronics packages to OEM customers for inclusion in their EEG machines. Neuro Concepts, Inc. and TECA each accounted for 12 percent each of the Company's revenues during the year ended December 1996. No other customer has accounted for 10 percent or more of the Company's annual revenues.

     Because the Company has only recently reached product commercialization, Physiometrix has to date focused its sales effort domestically. The Company anticipates utilizing OEM partners and specialty medical device distributors for international sales and has commenced shipments to major European markets through sales made to international distributors in 1996.

RESEARCH AND DEVELOPMENT

     Physiometrix research and development activities are performed by the Company's internal research and development staff, whose activities are augmented by the use of outside consultants for particular projects and areas of specialization. The Company has retained consultants for hardware and software design and clinical evaluation and development of the Patient State Analyzer. The Company's future research and development efforts are expected to be focused on completion of development of the Patient State Analyzer, improving its existing products as well as development of new products for the neurology market.

     Research and development expenses for the years ended December 31, 1994, 1995 and 1996 were $741,068, $392,413, and $1,189,336, respectively, none of which was customer funded.

MANUFACTURING

     The Company manufactures its products at its facilities in North Billerica, Massachusetts. Production occurs in approximately 5,000 square feet of space utilizing standard production equipment for most processes and proprietary equipment for several specialized operations. The Company's production area includes a segregated area where temperature can be controlled and maintained for the production of the HydroDot biosensors. The Company intends to increase outsourcing of manufacturing to contract manufacturers for certain components in order to reduce cost and capital requirements and improve quality, while retaining control over certain proprietary manufacturing processes.

     The Company manufactures its products in conformance with FDA's GMPs, and intends to comply with ISO 9001 standards when required in order to continue to produce products for sale in Europe. Any failure by the Company to remain in compliance with the GMPs or comply with ISO 9001 standards could have a material adverse effect on the Company's business, financial condition and results of operation.

     The Company purchases components from various suppliers and relies on single sources for several parts. To date, the Company has not experienced any significant adverse affects resulting from shortages of components. Delays associated with any future part shortages, particularly as the Company scales up its manufacturing activities, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently manufactures its HydroDot NeuroMonitoring Systems and NeuroLink and Equinox in limited quantities. The Company does not have experience in manufacturing its products in commercial quantities.
Manufacturers often encounter difficulties in scaling up production of products, including problems involving production yields, quality control and assurance, component supply and lack of qualified personnel. Difficulties encountered by the Company in scaling up manufacturing could have a material adverse effect on its business, financial condition and results of operations.

COMPETITION

     Competition in the market for neurological monitoring devices is intense and may increase. The Company's products compete against conventional EEG monitoring devices and related EEG monitoring products. Traditional EEG electrodes are manufactured by a variety of companies. Nicolet, Nihon Kohden America, Inc. and TECA are leading providers of EEG supplies through their respective catalogs. Many of the Company's competitors have substantially greater name recognition and financial resources than the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing, marketing and sales. There can be no assurance that the Company's competitors will not succeed in developing and marketing products and technologies that are more effective than those developed and marketed by the Company or that would render the Company's products and technologies obsolete or noncompetitive. Additionally, there can be no assurance that the Company will be able to compete effectively against its competitors in the areas of manufacturing, marketing and sales.

     The Company believes that the primary competitive factors in the market for neurological monitoring devices are the ability to provide products that can improve clinical efficacy, reduce patient setup time, and contribute to improvement of laboratory operating efficiencies. The Company believes that the innovations it has developed in the field of neurology monitoring can potentially afford it a competitive advantage.

     The Company commercially introduced the Equinox EEG System in February 1997 and anticipates that, due to the number of companies competing for sales of EEG machines, the Company will encounter increased price competition. Several of the Company's competitors are offering EEG systems with limited capabilities at sale prices below those of full featured EEG instruments, and other competitors are also developing their own low cost systems. Accordingly, the Company may be subject to increased price competition as well as other competitive factors in the future.

PATENTS AND PROPRIETARY RIGHTS

     The Company's policy is to protect is proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to its business. The Company has nine issued United States patents and four United States patent applications pending in the areas of biosensor material compositions, electrode configurations, diagnostic systems and system-to-instrument data links.

     The patent positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patent applications will result in the issuance of patents, or that the Company's issued or any future patents will provide significant protection or commercial advantage or will not be circumvented by others. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. There can be no assurance that patents held by or licensed to the Company or any patents that may be issued as a result of the Company's pending or future patent applications will be of commercial benefit, afford the Company adequate protection from competing products or technologies or will not be challenged by competitors or others or declared invalid. Also, there can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

     In the event a third party has also filed a patent application relating to an invention claimed in a Company patent application, the Company may be required to participate in an interference proceeding declared by the United States Patent and Trademark Office ("US PTO") to determine priority of invention, which could result in substantial uncertainties and costs to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that any patents issued to the Company would be held valid by a court of competent jurisdiction.

     The Company relies upon trade secret protection for certain unpatented aspects of other proprietary technology. There is no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, others will not otherwise gain access to the Company's proprietary technology or disclose such technology, or the Company can meaningfully protect its trade secrets.

     The Company typically requires its employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of employment or consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions.

GOVERNMENT REGULATION

     UNITED STATES

     The Company's HydroDot NeuroMonitoring System (including its family of E-Nets, and HydroDot biosensors, HydroSpot, Equinox EEG System, Patient State Analyzer and other potential products are and will be regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (E.G., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP"). Class II devices are subject to general controls and to special controls (E.G., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (E.G., life sustaining, life supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. FDA also has the authority to require clinical testing of Class I and Class II devices. A premarket approval ("PMA") application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class II device for which FDA has called for such applications.

     If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and, possibly, mechanical testing. If the IDE application is approved by FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations.

     Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class II device for which FDA has not called for PMAs, the manufacturer or distributor may seek clearance from FDA to market the device by filing a 510(K) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of FDA. FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

     Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by FDA. No law or regulation specifies the time limit by which FDA must respond to a 510(k) notification. At this time, FDA typically responds to the submission of a 510(k) notification within 150 to 200 days. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the products that are the subject of the 510(k) notification.

     If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if FDA determines that the application is sufficiently complete to permit a substantive review, FDA will "file" the application. Under the FDC Act, FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately two years or more from the date of filing to complete.

     The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to FDA as to whether the device should be approved. In addition, FDA will inspect the manufacturing facility to ensure compliance with FDA's GMP requirements prior to approval of an application. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

     The Company received clearance of 510(k) premarket notification from the FDA to market the HydroDot NeuroMonitoring System, HydroSpot and Equinox EEG System for EEG monitoring and the EP System for certain external defibrillation applications and RF return during electrosurgical procedures where a combination of defibrillation and RF return indications is required. The Company believes that the Patient State Analyzer and other potential products currently under development will be subject to FDA clearance by 510(k) notification, however, the FDA may require the Company to submit a PMA application for such products. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval to market the Patient State Analyzer or any other products, on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also required to register as a medical device manufacturer with the FDA and state agencies and to list its products with the FDA. As such, the Company will be inspected by both FDA and state agencies for compliance with the FDA's GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for design, safety, advertising and labeling. The Company has not yet undergone an FDA GMP inspection.

     The Company is required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The advertising of most FDA regulated products is subject to both FDA and Federal Trade Commission jurisdiction. The Company also is subject to regulation by the Occupational Safety and Health Administration and by other governmental entities.

     Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations.

     INTERNATIONAL

     International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The Company has relied on its international distributors to obtain necessary foreign regulatory approvals for sales of its products overseas. The Company also intends to seek any necessary additional regulatory approvals in certain European countries and in Japan in connection with future marketing and sales efforts in these countries. The Company anticipates that it will rely on OEM partners and distributors for assistance in obtaining any future international regulatory approvals. There can be no assurance, however, that the Company will secure additional international OEM partners or distributors or that international regulatory approvals, if sought, will be obtained on a timely basis or at all.

     In connection with future sales in the European market, the Company anticipates that it will implement policies and procedures which will allow the Company's manufacturing and quality assurance processes to receive ISO 9001 certification. ISO 9001 standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules which require that medical products receive by mid 1998 the CE mark, an international symbol of quality and compliance with applicable European medical device directives. Failure to receive CE mark certification will prohibit the Company from selling its products in Europe. There can be no assurance that the Company will be successful in meeting certification requirements. ISO 9001 certification is one of the CE mark certification requirements.

THIRD PARTY REIMBURSEMENT

     In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as the Company's products, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. Reimbursement for neurophysiological monitoring procedures performed using devices that have received FDA clearance or approval has generally been available in the United States. The Company anticipates that in a capitated payment system, such as the DRG system utilized by Medicare and many managed care systems used by private health care payors , the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products.

     Internationally, future market acceptance of the Company's products may be dependent in part upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country. The main types of health care payment systems in international markets are government sponsored health care and private insurance. There can, however, be no assurance that reimbursement for procedures performed using the Company's products will be available in international markets under either governmental or private reimbursement systems.

     The Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used, or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures, would have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY AND INSURANCE

     The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. Although the Company maintains product liability insurance with coverage limits of $2 million per occurrence and an annual aggregate maximum of $3 million, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will be available on commercially reasonable terms or at all.

EMPLOYEES

     As of December 31, 1996, the Company had 31 full time employees. Six persons were engaged in research and development activities, eight persons were engaged in manufacturing and manufacturing engineering, three persons were engaged in quality assurance and regulatory affairs, nine persons were engaged in sales and marketing and five persons were engaged in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

ADDITIONAL RISK FACTORS

     DEPENDENCE UPON HYDRODOT NEUROMONITORING SYSTEM, EQUINOX EEG SYSTEM AND FUTURE PRODUCTS. The Company received 510(k) premarket notification clearance from the FDA in October 1993 to market the HydroDot NeuroMonitoring System and in December 1996 to market the Equinox EEG System. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1997. The Company commercially introduced the HydroDot NeuroMonitoring System in August 1994 and the Equinox EEG System in February 1997. There can be no assurance that the Company will be able to manufacture these products in commercial quantities at acceptable costs, or that it will be able to market such systems successfully. Increases in international sales of these products will require the Company to obtain foreign regulatory approvals and secure "OEM" partners or establish foreign distribution capability. If these products are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

     The Company is developing the Patient State Analyzer, which will require further development and regulatory approvals before it can be marketed in the United States or internationally. There can be no assurance that the Company's development efforts will be successful or that the Patient State Analyzer or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by regulatory authorities or successfully marketed. If the Patient State Analyzer is not successfully commercialized, the Company's business, financial condition and results of operations would be materially adversely affected.

     UNCERTAINTY OF MARKET ACCEPTANCE. The Company's HydroDot NeuroMonitoring System represents a novel method to monitor neurophysiological activity. The Equinox EEG System is being offered as a lower cost alternative to other EEG systems currently marketed. The Patient State Analyzer is being designed primarily to monitor the effects of anesthesia on a patient during medical procedures by analyzing such patient's neurophysiological activity and alerting the anesthesiologist of changes in this activity. There can be no assurance that these products or any other products developed by the Company will gain any significant degree of market acceptance among physicians, patients and health care payors, even if the necessary international and United States regulatory approvals are obtained and distribution channels are established. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of the HydroDot NeuroMonitoring System, Equinox EEG System, Patient State Analyzer and other products developed by the Company, and there can be no assurance that any such recommendations or endorsements will be obtained. Physicians will not use the Company's products unless they determine, based on clinical data and other factors, that these products are an attractive alternative to other means of monitoring neurophysiological activity and that the clinical benefits to the patient and cost savings achieved through use of these products outweigh the cost of switching to such products from other commercially available alternatives. Acceptance among physicians will depend upon the Company's ability to train neurologists, anesthesiologists and other potential users of the Company's products and the willingness of such users to learn new patient monitoring methods. Market acceptance will also be dependent upon acceptance of the Company's products by hospital administrators and will require the Company to provide evidence to such administrators of the cost effectiveness and clinical utility of the Company's products. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED OPERATING HISTORY AND COMMERCIAL SCALEUP RISK. The Company has a limited history of operations. Since its inception in January 1990, the Company has been primarily engaged in research and development of neurophysiological monitoring products. The Company has sold a small number of units of the HydroDot NeuroMonitoring System and it has generated only limited revenues from commercial sales and does not have experience in manufacturing, marketing or selling its products in quantities necessary for achieving profitability. Whether the Company can successfully manage the transition to a larger scale commercial enterprise will depend upon the successful development of its manufacturing capability, the development of its marketing and distribution network, obtaining foreign regulatory approvals for the HydroDot NeuroMonitoring System, obtaining domestic and foreign regulatory approvals for the Equinox EEG System, Patient State Analyzer and other potential products and strengthening its financial and management systems, procedures and controls. With respect to the Company's proposed Patient State Analyzer System, the Company will need to develop a sales and marketing effort targeted towards anesthesiologists, rather than neurologists to whom the Company has previously marketed its products. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will achieve significant revenues from either domestic or international sales or achieve or sustain profitability in the future.

     HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES; FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced significant operating losses since inception and, as of December 31, 1996, had an accumulated deficit of approximately $13.0 million. The development and commercialization of the Company's current products and other new products, if any, will require substantial development, clinical, regulatory and other expenditures. The Company expects its operating losses to continue for at least the next few years as it continues to expend substantial resources to expand marketing and sales activities, scale up manufacturing capabilities, increase research and development and support regulatory and reimbursement approvals. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.

     LIMITED MANUFACTURING, MARKETING AND SALES EXPERIENCE. The Company has only limited experience in manufacturing the HydroDot NeuroMonitoring System and has not yet manufactured it in commercial quantities. As a result, the Company has no experience manufacturing its products in volumes necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high volume manufacturing can be achieved at a commercially reasonable cost. If the Company encounters any manufacturing difficulties, including problems involving product yields, quality control and assurance, supplies of components or shortages of qualified personnel, it could have a material adverse affect on its business, financial condition and results of operations.

     The Company has only sold a small number of its HydroDot NeuroMonitoring Systems in the United States since it obtained 510(k) clearance in October 1993 and does not have experience marketing and selling such products in commercial quantities. The Company markets and sells its HydroDot NeuroMonitoring System and Equinox EEG System and intends to market and sell its Patient State Analyzer and other potential products in the United States through a direct sales force and OEM partners, and there can be no assurance that such direct sales force and OEM partners will effectively market and sell the Company's products.

     Through its distributors, the Company has obtained the regulatory approvals, if any, required to market and sell its products in certain foreign markets. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time consuming. There can be no assurance that the Company will obtain the necessary regulatory approvals or successfully sell its products in any additional foreign markets. Additionally, international revenues are subject to a number of risks, including generally greater difficulties in accounts receivables collections, financial instability of distributors, failure of distributors to effectively promote products, longer payment cycles, exposure to foreign currency fluctuations, and political and economic instability.

     If the Company secures the necessary regulatory approvals to sell the Patient State Analyzer or any other potential products in the United States or in foreign markets, the Company would have to establish a separate marketing and sales capability for those products. This would require significant effort and expense and would be subject to all the risks attendant to establishing a marketing and sales capability for its current products, including its HydroDot NeuroMonitoring System and Equinox EEG System. Failure by the Company to successfully market its products domestically or internationally would have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS OF INTERNATIONAL SALES. A number of risks are inherent in international operations and transactions, and the Company will be subject to such risks to the extent it engages in international sales. International sales and operations may be limited or disrupted by the imposition of government controls, changes in regulatory requirements or interpretations thereof, export license requirements, political instability, trade restrictions, changes in tariffs, financial instability of distributors, collectibility of receivables, differences in purchasing systems for medical products, and difficulties in staffing, coordinating and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as constraints on the Company's ability to maintain or increase prices. There can be no assurance that the Company will be able to successfully commercialize its current or future products in any international market.

     GOVERNMENT REGULATION. The manufacture and sale of medical devices, including the HydroDot NeuroMonitoring System, Equinox EEG System, Patient State Analyzer and other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's premarket clearance or approval requirements. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if premarket approval is obtained at all.

     Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following the initial marketing. The Company will be required to adhere to applicable FDA regulations regarding GMP and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products. Certain material changes to medical devices also are subject to FDA review and clearance or approval.

     Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ.
In Europe, the Company will be required to obtain the certifications necessary to enable the "CE" mark to be affixed to the Company's products by mid 1998 in order to sell products commercially in member countries of the European Union. The Company has not obtained these certifications, and there can be no assurance it will be able to do so in a timely manner. Many other countries in which the Company intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future that could affect the Company's ability to market its products. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its products in the United States or internationally.

     There can be no assurance that the Company will be able to obtain the certifications necessary for affixation of the CE mark on the Company's products or other necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     INTENSE COMPETITION, TECHNOLOGICAL ADVANCES AND RISK OF OBSOLESCENCE. Competition in the market for neurophysiological monitoring devices is intense and could increase. The Company believes its principal competition will come from existing providers of EEG equipment and electrodes. Most of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company, as well as greater name recognition. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any that are being developed or marketed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

     RELIANCE ON PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance that the Company's issued patents or any patents that may be issued as a result of the Company's United States or international patent applications will offer any degree of protection. There can be no assurance that any patents that may be issued to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or knowhow owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

     Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Costs associated with licensing or similar arrangements that may be involved in statement of intellectual property disputes, including patent disputes, may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition to patents, the Company relies on trade secrets and proprietary know how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT. In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as the Company's products, generally rely on Third Party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic procedures. Reimbursement for neurophysiological monitoring procedures performed using devices that have received FDA clearance or approval has generally been available in the United States. The Company anticipates that in a capitated payment system, such as the DRG system utilized by Medicare and many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products.

     Internationally, future market acceptance of the Company's products may be dependent in part upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country. The main types of health care payment systems in international markets are government sponsored health care and private insurance. There can, however, be no assurance that reimbursement for procedures performed using the Company's products will be available in international markets under either governmental or private reimbursement systems.

     The Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used, or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures, would have a material adverse effect on the Company's business, financial condition and results of operations.

     PRODUCT LIABILITY AND RECALL RISK, LIMITED INSURANCE COVERAGE. The manufacture and sale of medical products entail significant risk of product liability claims or product recalls. There can be no assurance that the Company's existing or future insurance coverage limits are or would be adequate to protect the Company from any liabilities it might incur in connection with the sale of its products. In addition, the Company may require increased product liability coverage as its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE UPON KEY SUPPLIERS. Physiometrix purchases components used in its products from various suppliers and relies on single sources for several components. To date, the Company has not experienced significant component shortages. Delays associated with any future component shortages could have a material adverse effect on the Company's business, financial condition and results of operations, particularly as the Company scales up its manufacturing activities in support of international commercial sales and United States commercial sales.

     DEPENDENCE UPON KEY PERSONNEL AND MEDICAL ADVISORS. The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would have a material adverse effect on the Company. The Company has no employment agreements with any of its key personnel. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. There can be no assurance that the proceeds of the Company's $1 million key person life insurance policy on John A. Williams, its President and Chief Executive Officer, would be sufficient to compensate the Company in the event of his loss. Furthermore, the Company relies on the services of several medical and scientific consultants, all of whom are employed on a full time basis by hospitals or academic or research institutions. Such consultants are therefore not available to devote their full time or attention to the Company's affairs.

     UNCERTAINTY RELATING TO NEW PRODUCT DEVELOPMENT. The Company's strategy involves the design and development of new products. Products under development include the Patient State Analyzer. The Company's future revenues, and any future profitability of the Company, will depend upon the successful completion of development of and commercial introduction of this product. The product development process is time consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory approvals or clearances will be granted by the FDA on a timely basis, or at all, or that any new products developed and introduced by the Company will achieve market acceptance. Failure by the

Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market, new products, including in particular the Patient State Analyzer, would have a material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAINTY RELATED TO HEALTH CARE REFORM. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation to date, the Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

     POSSIBLE VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Company's Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analysts' recommendations regarding the Company, other medical device companies or the medical device industry generally or general market conditions may have a significant effect on the market price of the Common Stock. In addition, it is possible that in a future fiscal quarter, the Company's results of operations will fail to meet the expectations of stock market analysts and investors and, in such event, the market price of the Company's Common Stock would be materially and adversely affected.


ITEM 2.   PROPERTIES

     The Company leases an approximately 12,000 square foot facility in North Billerica, Massachusetts. This facility includes manufacturing, laboratory and office space. The facility is leased through December 14, 1999. The Company believes these facilities will be adequate to meet its current and reasonably anticipated future requirements.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market (ticker symbol). The number of record holders of the Company's Common Stock at January 31, 1997 was 169. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

     The Company completed an initial public offering of 2,000,000 shares of Common Stock in April 1996. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

     Quarterly high and low stock prices are as follows:

                       QUARTER ENDED                  HIGH      LOW
        ----------------------------------------   ---------  ---------
        June 30, 1996 (from April 30, 1996). . .     $12-1/4   $7-3/4
        September 30, 1996 . . . . . . . . . . .     $ 7-3/4   $4-3/4
        December 31, 1996. . . . . . . . . . . .     $ 6-5/16  $3




     In December 1995, January 1996 and February 1996 the Company borrowed a total of $689,400 from certain of its stockholders. In addition to the promissory notes evidencing the loans, the Company issued to the lenders on a pro rata basis warrants to purchase an aggregate of 52,227 shares of Common Stock at an exercise price of $6.60 per share. The notes were converted into 62,672 shares of Common Stock upon the completion of the Company's initial public offering.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1996 and with respect to the Company's balance sheets at December 31, 1995 and 1996 are derived from Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K that have been audited by Ernst & Young LLP, independent auditors, and is qualified by reference to such Financial Statements. The data set forth with respect to the Company's operations for the fiscal years ended December 31, 1993, September 30, 1992 and with respect to the Company's balance sheets at September 30, 1992, December 31, 1993 and December 31, 1994 are derived from audited financial statements which are not included herein. The statement of operations data for the three months ended December 31, 1992 are derived from unaudited financial statements of the Company not included in this Form 10-K and contain, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations for such period. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.


                                                      THREE MONTHS
                                      YEAR ENDED          ENDED                     YEAR ENDED DECEMBER 31,
                                     SEPTEMBER 30,     DECEMBER 31,    ------------------------------------------------
                                        1992(1)          1992(1)          1993        1994         1995         1996
                                    --------------  ---------------   -----------  ----------   ----------   -----------

STATEMENTS OF OPERATIONS DATA:
Revenues. . . . . . . . . . . .     $           --  $            --   $        --  $    72,677  $   321,835  $    413,698

Costs and expenses:
     Cost of goods sold . . . .                 --               --            --      622,765    1,164,268     1,189,510
     Research and development .            485,076          206,546       917,574      741,068      392,413     1,189,336
     Selling, general and
      administrative. . . . . .            344,460          160,703     1,163,641    1,756,515    1,575,481     1,652,596
                                    --------------  ---------------   -----------  -----------  -----------   -----------
                                           829,536          367,249     2,081,215    3,120,348     3,132,162    4,031,442
                                    --------------  ---------------   -----------  -----------  -----------   -----------
Operating loss. . . . . . . . .           (829,536)        (367,249)   (2,081,215)  (3,047,671)  (2,810,327)   (3,617,744)
Interest income . . . . . . . .             25,396            4,820        10,987       61,712       75,465       683,461
Interest expense. . . . . . . .                 --           (1,724)      (25,611)     (56,551)     (36,876)      (90,090)
                                    --------------  ---------------   -----------  -----------  -----------   -----------
Net loss. . . . . . . . . . . .     $     (804,140) $      (364,153)  $(2,095,839) $(3,042,510) $(2,771,738)  $(3,024,373)
                                    --------------  ---------------   -----------  -----------  -----------   -----------
                                    --------------  ---------------   -----------  -----------  -----------   -----------
Net loss per share (pro forma
  in 1995). . . . . . . . . . .                                                                 $      (.76)  $      (.61)
                                                                                                -----------   -----------
                                                                                                -----------   -----------
Shares used in computing
net loss per share (pro
forma in 1995)                                                                                    3,657,091     4,936,433
                                                                                                 ----------   -----------
                                                                                                 ----------   -----------

                                        SEPTEMBER 30,                           DECEMBER 31,
                                      ----------------   -----------------------------------------------------------
                                           1992 (1)            1993            1994          1995         1996
                                      ----------------   --------------    -------------  -----------  -------------
BALANCE SHEET DATA:
Cash, cash equivalents
 and short-term investments. . . . .     $883,077         $ 105,747           $3,019,483    $ 432,126    $18,146,248
Working capital (deficit). . . . . .      803,613           (50,184)           2,662,202     (214,710)    16,990,259
Total assets . . . . . . . . . . . .    1,016,407           346,970            3,575,565    1,048,000     19,151,982
Notes payable to
 stockholders, net of
 current portion . . . . . . . . . .       43,307           223,986              176,420       82,089             --
Accumulated deficit. . . . . . . . .   (1,702,475)       (4,162,466)          (7,204,976)  (9,976,714)    (13,001,087)
Total stockholders'
 equity (deficit). . . . . . . . . .      880,875           (46,849)           2,814,877       46,944      17,575,615

---------------------------
(1)  In 1994, the Company changed its year end from September 30 to December 31, and revised the fiscal 1993 Financial Statements to conform to the new fiscal year.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Physiometrix, Inc. should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-K. This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to FDA approvals; (ix) third-party reimbursement and (x) operating and capital requirements.

OVERVIEW

     Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The
Company also has two additional neurological monitoring products, the Equinox
EEG System which was commercially introduced in February 1997 and the Patient
State Analyzer, which is currently in clinical trials. The Company believes that the Patient State Analyzer will be subject to FDA 510(k) clearance notification. However, the FDA may require the Company to submit a premarket approval ("PMA") application for this product. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval to market the Patient State Analyzer or any other products on a timely basis, if at all.

     Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of December 31, 1996, the Company had an accumulated deficit of approximately $13.0 million. The
HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1997. The Company anticipates that its results of operations will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Revenues were $414,000 in 1996, $322,000 in 1995 and $73,000 in 1994.
The $92,000 increase in 1996 versus 1995 was primarily the result of increased biosensor sales. The $249,000 increase in 1995 versus 1994 was the result of a full year of sales of the Company's HydroDot NeuroMonitoring
System and the introduction of the NeuroLink in 1995.

     Cost of goods sold were $1,190,000 in 1996, $1,164,000 in 1995 and
$623,000 in 1994.  Cost of goods sold increased only $26,000 in 1996 versus
1995 due to lower material costs and no increase in overhead costs.  The
$541,000 increase in 1995 versus 1994 was due to increased material costs and increased personnel and other costs associated with the scale up of manufacturing.

     Research and development expenses were $1,189,000, $392,000 and $741,000 in 1996, 1995 and 1994, respectively. The $797,000 increase from 1995 to 1996 is primarily due to the increased personnel costs for the development of the Company's Equinox and Patient State Analyzer (PSA) including clinical trial costs for the PSA. The $349,000 decrease from 1994 to 1995 reflects the Company's emphasis on scaling up production and a resulting shift of resources from research and development into manufacturing.

     Selling, general and administrative expenses were $1,653,000 in 1996, $1,575,000 in 1995 and $1,757,000 in 1994. The increase of only $78,000 in
1996 versus 1995 was primarily the result of lower facility and overhead costs. The decrease of $182,000 from 1994 to 1995 was due primarily to lower consulting expenses associated with manufacturing process development.

     Interest income was $684,000, $75,000 and $62,000 in 1996, 1995 and
1994, respectively. The increase of $609,000 in 1996 was the result of investing the cash proceeds from the Company's initial public offering.

     Interest expense was $90,000, $37,000 and $57,000 in 1996, 1995 and
1994, respectively. The $53,000 increase in 1996 was primarily the result of the Company incurring $500,000 in borrowings under a revolving credit facility.

     The Company has experienced operating losses since inception and therefore has not paid any federal income taxes since its inception. The
Company accounts for income taxes under Statement of Financial Accounting
Standards No. 109 ("FAS No. 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1996 and 1995, have been established in each period to reflect these uncertainties.

     At December 31, 1996, the Company had federal net operating loss carryforwards of $9,200,000 and federal and state tax credit carryforwards of $196,000, that will expire in 2011, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended.
The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1996, the Company completed an initial public offering of 2,000,000 shares of common stock at $11.00 per share. Net proceeds to the Company were approximately $19,780,000. An additional $380,000 was raised in 1996 through the issuance of notes payable to stockholders. In 1995, the Company raised $309,000 through the issuance of notes payable to stockholders and in 1994 raised $5,900,000 in a private equity financing. At December 31, 1996, the Company's cash, cash equivalents and short-term investments were $18,146,000 as compared to $432,000 at December 31, 1995.

     The Company's operating activities used cash of $2,581,000 in 1996 as compared to $2,730,000 in 1995. The $149,000 decrease in net cash used was primarily the result of an increase in accounts payable and accrued expenses.

     The Company's financing activities provided cash of $20,629,000 in 1996 as compared to $243,000 provided in 1995. This increase was the result of the Company receiving $19,780,000 from its initial public offering and $500,000 in March 1996 under a revolving credit agreement with a lending institution.

     Net cash used in investing activities in 1996 was $18,151,000, of which $17,818,000 has been invested in short-term investments. No excess cash was available for investments in 1995.

     The Company's principal source of liquidity at December 31, 1996 consisted of cash, cash equivalents and short term investments of $18,146,000. The Company believes that its capital resources will be sufficient to meet the Company's operating and capital requirements at least through 1997. The Company's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory approvals, the cost and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance and competitive developments. The Company may in the future seek to raise additional funds through bank facilities, debt equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, if at all.





ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements
begin on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

          Not applicable.



                                    PART III


     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 13, 1997 and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "PROPOSAL NO.
1  ELECTION OF DIRECTORS" in the Proxy Statement.

     The executive officers of the Registrant, who are elected by the board of directors, are as follows:

        NAME                        AGE                    POSITION
--------------------------         -----       ---------------------------------

John A. Williams                    49             President, Chief Executive
                                                   Officer and Director
E. Stuart Tuthill                   46             Vice President of Sales and
                                                   Marketing
Dominic Marro                       52             Vice President of Research
                                                   and Development
Michael J. Tubridy                  41             Vice President of Finance &
                                                   Administration and Chief
                                                   Financial Officer

     JOHN A. WILLIAMS joined the Company in December 1993 and has served as a member of the Board of Directors and as the Company's President and Chief Executive Officer. Prior to that time, Mr. Williams served as
President of Bruel and Kjaer Medical, a medical device company, from 1990 to 1993. Mr. Williams was Vice President of Sales and Marketing at
Medtronic/AMI, a medical device company, from 1988 to 1990 and Vice President of Sales and Marketing, Worldwide at Merrimack Laboratories from 1983 to 1987.

     E. STUART TUTHILL joined the Company in March 1994 as Vice President of
Sales and Marketing. Prior to that time, Mr. Tuthill served as Director of Sales at Bruel and Kjaer Medical from 1989 to 1994. Mr. Tuthill also served as National Sales Manager at Medtronic/AMI, a medical device company, from 1986 to 1988.

     DOMINIC MARRO joined the Company in April 1995 as Vice President of
Research and Development. Prior to that time, Mr. Marro served as Director of Engineering at Visiplex Instruments from 1994 to 1995 and as President of Advanced Simulator Development Corp., a manufacturer of simulation equipment for aviation, from 1988 to 1993.

     MICHAEL J. TUBRIDY joined the Company in November 1994 as Vice President of Finance & Administration and Chief Financial Officer. Prior to that time,
Mr. Tubridy served as Vice President and Chief Financial Officer at Open Data
Corporation, a software company, from 1993 to 1994. Mr. Tubridy was Corporate Controller at Octocom Systems, Inc., a data communications company, from 1990 to 1993 and Corporate Controller of Genzyme Corporation, a biotechnology company, from 1988 to 1990. Mr. Tubridy is a Certified Public
Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy
Statement.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy
Statement.



                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  1.   FINANCIAL STATEMENTS

               The following Financial Statements of Physiometrix, Inc. and
               Report of Ernst & Young LLP, Independent Auditors are in this
               Form 10-K.
                                                                       PAGE
                                                                       ----

                Report of Ernst & Young LLP, Independent Auditors.      F1
                Balance Sheets, December 31, 1995 and 1996.             F2
                Statements of Operations, Years Ended
                December 31, 1994, 1995 and 1996.                       F3
                Statements of Cash Flows, Years Ended
                December 31, 1994, 1995 and 1996.                       F4
                Statements of Stockholders' Equity, Years
                Ended December 31, 1994, 1995 and 1996.                 F5
                Notes to Financial Statements.                          F6

          2.   FINANCIAL STATEMENT SCHEDULES

               All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

          3.   EXHIBITS

               Refer to (c) below.

     (B)  REPORTS ON FORM 8-K

          The Company was not required to and did not file any reports on Form 8-K during the year ended December 31, 1996.

     (C)  EXHIBITS

EXHIBIT
  NO.                                 DESCRIPTION
---------          ----------------------------------------------------------
3.1(1)             Restated Certificate of Incorporation of the Company.
3.2(1)             Bylaws of the Company, as amended.
4.1(1)             Specimen Common Stock Certificate.
4.2(1)             Form of Warrant Agreement between the Company and
                   Cruttendon Roth Incorporated, with form of Warrant attached.
10.1(1)            Form of Indemnification Agreement between the
                   Company and each of its directors and officers.
10.2(1)            1991 Incentive Stock Plan and Form of Stock Option
                   Agreement thereunder.
10.3(2)            1996 Director Option Plan.
10.4(2)            1996 Employee Stock Purchase Plan and forms of
                   agreements thereunder.
10.5(1)            Lease dated October 11, 1994 between the Company
                   and Yvon Cormier, Trustee of YCEE Investment Trust,
                   for a facility located at Five Billerica Park,
                   101 Billerica Avenue, North Billerica, Massachusetts
                   01862.
10.6(1)            Restated Shareholder Rights Agreement dated June 24,
                   1994 between the Company and certain holders of
                   the Company's securities.
11.1               Calculation of earnings per share.
23.1               Consent of Ernst & Young LLP, Independent Auditors.



EXHIBIT
  NO.                                 DESCRIPTION
---------          ----------------------------------------------------------
24.1               Power of Attorney.
27.1               Financial Data Schedule.

-----------------------
     (1)  Filed as an Exhibit to the Company's Registration Statement on Form
          S-1 (File No. 33302138) and incorporated herein by reference.
     (2)  Filed as an Exhibit to the Company's Registration Statement on
          Form S-8 (File No. 33316525) and incorporated herein by reference.




                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Physiometrix, Inc.

     We have audited the accompanying balance sheets of Physiometrix, Inc. as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physiometrix, Inc. at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                              /s/ ERNST & YOUNG LLP

 .
Boston, Massachusetts
February 12, 1997




                               PHYSIOMETRIX, INC.
                                 BALANCE SHEETS


                                                               DECEMBER 31
                                                       ---------------------------
                                                           1995           1996
                                                       ------------  --------------
                                 ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . $  432,126   $   328,331
     Short-term investments. . . . . . . . . . . . . . .         --    17,817,917
     Accounts receivable, net of allowances of $15,000
       in 1995 and $20,000 in 1996 for doubtful
       accounts. . . . . . . . . . . . . . . . . . . . .     90,912        38,196
     Inventories, net  . . . . . . . . . . . . . . . . .    171,862       279,789
     Prepaid expenses  . . . . . . . . . . . . . . . . .      9,357       102,393
                                                         ----------   -----------
Total current assets . . . . . . . . . . . . . . . . . .    704,257    18,566,626
Equipment, net . . . . . . . . . . . . . . . . . . . . .    274,425       492,838
Due from officer . . . . . . . . . . . . . . . . . . . .     63,000        84,000
Other assets . . . . . . . . . . . . . . . . . . . . . .      6,318         8,518
                                                         ----------   -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . $1,048,000   $19,151,982
                                                         ----------   -----------
                                                         ----------   -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . $  255,864   $   691,690
     Accrued expenses. . . . . . . . . . . . . . . . . .    253,089       261,107
     Convertible notes payable to stockholders . . . . .    308,972            --
     Demand note payable . . . . . . . . . . . . . . . .         --       541,334
     Current portion of notes payable to stockholder . .    101,042        82,236
                                                         ----------   -----------
Total current liabilities  . . . . . . . . . . . . . . .    918,967     1,576,367
Notes payable to stockholder, net of current portion . .     82,089            --
Commitments and contingencies
Stockholders' equity . . . . . . . . . . . . . . . . . .
     Preferred stock: $.001 par value; 10,000,000
          shares authorized: Series D convertible
          preferred stock, 2,965,600 shares
          issued and outstanding in 1995 . . . . . . . .      2,966            --
          Series E convertible preferred stock,
          1,062,062 shares issued and
          outstanding in 1995. . . . . . . . . . . . . .      1,062            --
     Common stock: $.001 par value, 15,000,000
          shares in 1995 and 50,000,000
          shares in 1996 authorized; 134,154
          shares in 1995 and 5,580,324 shares
          in 1996 issued and outstanding . . . . . . . .        134         5,580
Additional paid-in capital . . . . . . . . . . . . . . . 10,019,496    30,571,122
Accumulated deficit. . . . . . . . . . . . . . . . . . . (9,976,714)  (13,001,087)
                                                         ----------   -----------
Total stockholders' equity . . . . . . . . . . . . . . .     46,944    17,575,615
                                                         ----------   -----------
Total liabilities and stockholders' equity . . . . . . .$ 1,048,000   $19,151,982
                                                         ----------   -----------
                                                         ----------   -----------

                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS

                                                 YEAR ENDED DECEMBER 31
                                           -------------------------------------
                                              1994          1995          1996
                                          ------------  ------------  ------------
Revenues . . . . . . . . . . . . . . . . . $    72,677  $    321,835  $    413,698

Costs and expenses:
     Cost of goods sold. . . . . . . . . .     622,765     1,164,268     1,189,510
     Research and development  . . . . . .     741,068       392,413     1,189,336
     Selling, general and administrative .   1,756,515     1,575,481     1,652,596
                                           -----------  ------------  ------------
                                             3,120,348     3,132,162     4,031,442
                                           -----------  ------------  ------------
                                           -----------  ------------  ------------
Operating loss . . . . . . . . . . . . . .  (3,047,671)   (2,810,327)   (3,617,744)
Interest income  . . . . . . . . . . . . .      61,712        75,465       683,461
Interest expense . . . . . . . . . . . . .     (56,551)      (36,876)      (90,090)
                                           -----------  ------------  ------------
Net loss . . . . . . . . . . . . . . . . . $(3,042,510) $ (2,771,738)  $(3,024,373)
                                           -----------  ------------  ------------
                                           -----------  ------------  ------------
Net loss per share (pro forma in 1995) . .              $       (.76) $       (.61)
                                                        ------------  ------------
                                                        ------------  ------------
Shares used in computing net loss per
share (pro forma in 1995). . . . . . . . .                 3,657,091     4,936,433
                                                        ------------  ------------
                                                        ------------  ------------



                               See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31
                                                            --------------------------------------------
                                                                 1994           1995            1996
                                                            -------------  -------------   -------------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . .          $(3,042,510)   $(2,771,738)   $  (3,024,373)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization . . . . . . . .               70,222         96,342          114,640
     Loss on disposal of equipment . . . . . . . .               19,896         22,433              325
     Changes in operating assets and liabilities:
          Accounts receivable  . . . . . . . . . .              (48,176)       (42,736)          52,716
          Inventories  . . . . . . . . . . . . . .             (129,751)       (42,111)        (107,927)
          Prepaid expenses and other assets. . . .              (60,560)         6,839          (60,236)
          Accounts payable and accrued expenses. .              418,711          1,453          443,844
                                                            -----------    -----------    -------------
Net cash used in operating activities. . . . . . .           (2,772,168)    (2,729,518)      (2,581,011)

INVESTING ACTIVITIES:
Purchase of equipment. . . . . . . . . . . . . . .             (182,490)      (106,747)        (334,178)
Proceeds from sale of equipment. . . . . . . . . .               16,000          6,188              800
Purchase of available-for-sale securities. . . . .                   --             --     (150,684,912)
Proceeds from maturity of available-for-sale securities              --             --      132,866,995
                                                            -----------    -----------    -------------
Net cash used in investing activities. . . . . . .             (166,490)      (100,559)     (18,151,295)
FINANCING ACTIVITIES:
Proceeds from issuance of demand note. . . . . . .                   --             --          541,334
Proceeds from notes payable to stockholders. . . .                   --        308,972          380,428
Principal payments on notes payable to stockholders             (51,842)       (70,057)        (100,895)
Proceeds from issuance of preferred stock. . . . .            5,902,780             --               --
Proceeds from issuance of common stock . . . . . .                1,456          3,805       19,807,644
                                                            -----------    -----------    -------------
Net cash provided by financing activities. . . . .            5,852,394        242,720       20,628,511
                                                            -----------    -----------    -------------
Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . . .            2,913,736     (2,587,357)        (103,795)
Cash and cash equivalents at beginning of year . .              105,747      3,019,483          432,126
                                                            -----------    -----------    -------------
Cash and cash equivalents at end of year . . . . .          $ 3,019,483    $   432,126    $     328,331
                                                            -----------    -----------    -------------
                                                            -----------    -----------    -------------


                               See accompanying notes

                               PHYSIOMETRIX, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        PREFERRED STOCK        COMMON STOCK                                             TOTAL
                                   ----------------------- ---------------------    ADDITIONAL       ACCUMULATED    STOCKHOLDERS'
                                     SHARES        AMOUNT    SHARES     AMOUNT     PAID-IN-CAPITAL     DEFICIT         EQUITY
                                  -----------  ----------  ---------- -----------  --------------- --------------- ----------------
Balance at January 1, 1994. . . .         --   $      --      2,928   $        3   $   4,115,614   $   (4,162,466) $      (46,849)

     Issuance of Series D
       preferred stock, net of
       issuance costs of $22,930 . 2,965,600       2,966                                 982,408                          985,374
     Issuance of Series E
       preferred stock, net of
       issuance of costs of
       $392,904. . . . . . . . .   1,062,062       1,062                               4,916,344                        4,917,406
     Issuance of common stock
       upon exercise of options.                             37,746          38            1,418                            1,456
     Net loss. . . . . . . . . .                                                                      (3,042,510)      (3,042,510)
                                 -----------  ---------- ---------- -----------  --------------- --------------- ----------------
Balance at December 31, 1994 . .   4,027,662       4,028     40,674          41       10,015,784      (7,204,976)       2,814,877
     Issuance of common stock
       upon exercise of options.                             93,480          93            3,412                            3,505
     Issuance of warrants. . . .                                                             300                              300
     Net loss. . . . . . . . . .                                                                      (2,771,738)      (2,771,738)
                                 -----------  ---------- ---------- -----------  --------------- --------------- ----------------
Balance at December 31, 1995 . .   4,027,662       4,028    134,154         134       10,019,496      (9,976,714)          46,944

     Issuance of common stock
       pursuant to initial public
       offering, net of issuance
       costs of $ 671,160. . . .                          2,000,000       2,000       19,776,841                       19,778,841
     Conversion of preferred
       stock to common stock
       pursuant to initial public
       offering. . . . . . . . .  (4,027,662)     (4,028) 3,222,130       3,222             806
     Conversion of bridge loan
       financing to common stock
       pursuant to initial public
       offering. . . . . . . . .                             62,672          63          689,337                          689,400
     Deferred compensation related
       to stock options granted.                                                          56,000                           56,000
     Issuance of common stock
       upon exercise of options.                            161,368         161           28,157                           28,318
     Issuance of warrants. . . .                                                             485                              485
     Net loss. . . . . . . . . .                                                                      (3,024,373)      (3,024,373)
                                 -----------  ---------- ---------- -----------  --------------- --------------- ----------------
Balance at December 31, 1996 . .         --   $      --   5,580,324   $   5,580  $    30,571,122 $   (13,001,087) $    17,575,615
                                 -----------  ---------- ---------- -----------  --------------- --------------- ----------------
                                 -----------  ---------- ---------- -----------  --------------- --------------- ----------------



                                 PHYSIOMETRIX, INC.
                            NOTES TO FINANCIAL STATEMENTS


1.   COMPANY DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Physiometrix, Inc. (the "Company") is engaged in the development, manufacturing and marketing of medical devices for use in neurological monitoring applications during surgical and diagnostic procedures.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND SHORT-TERM INVESTMENTS

     Cash equivalents consist principally of United States Treasury bills and certificates of deposit with maturities of three months or less at the date of purchase. In addition, the Company has certain investments in commercial paper, U.S. government agencies and debt securities, which do not meet the definition of cash equivalents and have been classified as short-term investments. These securities are considered available-for-sale securities. The estimated fair value is equal to the cost of the securities and due to the nature of the securities, there are no unrealized gains or losses at the balance sheet dates.

CONCENTRATIONS OF CREDIT RISK

     The Company places its cash investments in high quality short-term, interest-bearing investment grade securities including U.S. Treasury securities and high grade corporate notes. By policy, the Company limits the amount of credit exposure in any one financial instrument or institution.
Two customers each accounted for approximately 12% of the Company's revenue in 1996. One customer accounted for 22% of the Company's revenue in 1995.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

EQUIPMENT

     Equipment is recorded at cost and is depreciated using the straight line method over its estimated useful life of five years.

REVENUE RECOGNITION

     The Company recognizes revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment.

NET LOSS PER SHARE

     The net loss per share in 1996 and pro forma net loss per share in 1995 are computed using the weighted average number of outstanding shares of common stock and common stock equivalents, assuming conversion of Series D and E convertible preferred stock into common shares (as of their original date of issuance), which occurred upon the completion of the Company's initial public offering, and the exercise of stock options and warrants (using the treasury stock method). Common stock equivalents are excluded from the computation when their effect is anti-dilutive; however, pursuant to the requirements of the Securities Exchange Commission, common stock equivalent shares relating to stock options and warrants (using the treasury stock method) and convertible notes payable issued during the twelve-month period prior to the initial public offering are included for all periods prior to the April 1996
initial public offering whether or not they are anti-dilutive.   Earnings per
share for 1994 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering.

2.   INVENTORIES

     Inventories consist of the following at December 31:


                              1995      1996
                           ---------  ---------
Raw materials. . . . .      $120,878   $149,032
Work in progress . . .        20,622     78,726
Finished goods . . . .        30,362     52,031
                           ---------  ---------
                            $171,862   $279,789
                           ---------  ---------
                           ---------  ---------

3.   EQUIPMENT

     Equipment consists of the following at December 31:

                                   1995      1996
                                ---------  ---------
Computer equipment. . . . . .    $135,527   $362,746
Machinery and equipment . . .     285,372    414,831
Construction in progress. . .      27,000         --
                                ---------  ---------
                                  447,899    777,577

Accumulated depreciation. . .    (173,474)  (284,739)
                                ---------  ---------
                                 $274,425   $492,838
                                ---------  ---------
                                ---------  ---------

4.   ACCRUED EXPENSES

     Accrued expense consist of the following at December 31:

                              1995      1996
                           ---------  ---------
Payroll. . . . . . . . .    $ 96,901   $115,036
Professional fees. . . .      39,387     65,731
Other. . . . . . . . . .     116,801     80,340
                           ---------  ---------
                            $253,089   $261,107
                           ---------  ---------
                           ---------  ---------

5.   LINE OF CREDIT

     In March 1996, the Company entered into a one year $500,000 revolving credit agreement with a lending institution with interest at a rate of 12.5% per annum. At December 31, 1996, $541,334, including accrued interest is outstanding. Under the terms of the credit agreement the Company, upon the completion of the initial public offering, pledged a $500,000 certificate of deposit to the lender as collateral for the loan to release the lien on all other assets. Additionally, the Company issued to the lender a warrant to purchase 6,000 shares of the Company's common stock at $11 per share, the fair market value of the stock on the date of grant. This warrant expires in March 2001.

6.   LEASES

     The Company leases its administrative and manufacturing facility under a non-cancelable operating lease which expires in December 1999. Future minimum operating lease payments as of December 31, 1996 are as follows:

1997. . . . . . . . . . . . . . . . . . . . . .   $75,810
1998. . . . . . . . . . . . . . . . . . . . . .    75,810
1999. . . . . . . . . . . . . . . . . . . . . .    72,651
                                                ----------
Total minimum lease payments. . . . . . . . . .  $224,271
                                                ----------
                                                ----------

     Total rent expense was approximately $132,000 in 1994, $165,000 in 1995 and $ 96,000 in 1996.

7.   STOCKHOLDERS' EQUITY

     On April 3, 1996, the stockholders approved a 1 for 1.25 reverse stock split of common stock effected in the form of a stock dividend, effective prior to completion of the initial public offering. All shares of common stock and related per share amounts, included in the accompanying financial statements and notes thereto, have been retroactively restated to give effect to the reverse stock split. The stockholders voted to increase the number of authorized shares of common stock to 50,000,000. An additional 5,000,000 shares of preferred stock, $.001 par value, were authorized issuable in one or more series, each of such series to have such rights and preferences, including voting rights, dividends rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

     On April 30, 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock at a price of $11.00 per share. The net proceeds to the Company were approximately $19,780,000. All Series D and Series E convertible preferred stock were converted to 3,222,130 shares of common stock.

     At December 31, 1996, 1,277,100 shares of common stock have been reserved for issuance upon exercise of common stock warrants and stock options.

8.   NOTES PAYABLE TO STOCKHOLDERS

     The Company has financed certain equipment purchases through a credit facility provided by a stockholder of the Company. The related promissory notes, secured by substantially all equipment of the Company, bear interest at 12.5% per annum and are due in 48 monthly installments of principal and interest amounting to $9,620, plus a final payment of $53,000 at maturity on December 1, 1997. Principal payments of $82,236 are due in 1997. Interest paid was equivalent to interest expense in 1994, 1995 and 1996.

     In December 1995, the Company entered into a loan and warrant agreement
with its preferred stockholders.   From December 1995 to February 1996,
$689,400 were provided to the Company at 10.25% interest. The Company converted the principal amount of this note into 62,672 shares of common
stock upon the completion of the initial public offering.   In addition, the
Company issued and sold to the noteholders warrants to purchase equity securities, up to an amount equal to 50% of the principal amount of the notes, at a formula price specified by the terms of the loan and warrant agreement. The warrants expire on June 1, 2001. The assumed exercise of these warrants would result in the issuance of 52,227 shares of Common stock at $6.60 per share.

9.   EMPLOYEE BENEFIT PLANS

     STOCK - BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation," as this alternative requires the use of option valuation models that were not developed for use in valuing
employee stock options.   Under APB 25, where the exercise price of options
granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

     Pro forma information regarding net loss and net loss per share was computed in accordance with Statement 123, and has been determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, risk-free interest rate of 6.42%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 66% and a weighted-average expected life of the option of 5.5 years.

     The Company has determined that the pro forma net loss per share as computed under Statement 123 is not materially different from the net loss per share as currently disclosed under APB 25.

     STOCK OPTION PLAN

     The Company's 1991 Incentive Stock Plan (the Plan) provides for the issuance of incentive and nonstatutory common stock options to employees, officers and consultants. The Plan provides for the granting of up to 1,500,000 options to purchase shares of the Company's common stock. Except for nonstatutory options, the exercise price of the options granted under the Plan may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant as determined by the Board of Directors. Generally, options granted under the Plan vest over a four-year period and expire ten years from the date of grant.

     A summary of option activity is as follows:

                                                                                                        WEIGHTED
                                                                                                        AVERAGE
                                                                                                    EXERCISE PRICE
                                                           1994             1995           1996          1996
                                                       ------------    ------------   -------------   ----------
Outstanding at beginning of year. . . . . . . . .              312        606,000         748,228        $ .30
Granted . . . . . . . . . . . . . . . . . . . . .          721,720        266,388          94,400         4.52
Canceled. . . . . . . . . . . . . . . . . . . . .          (78,286)       (30,680)        (10,597)         .33
Exercised . . . . . . . . . . . . . . . . . . . .          (37,746)       (93,480)       (161,350)         .11
                                                       -----------    -----------    ------------
Outstanding at end of year. . . . . . . . . . . .          606,000        748,228         670,681        $ .94
                                                       -----------    -----------    ------------        -----
                                                       -----------    -----------    ------------        -----
Price Range at end of year. . . . . . . . . . . .      $.04 - $.63    $.04 - $.63    $.04 - $6.25
                                                       -----------    -----------    ------------
                                                       -----------    -----------    ------------
Exercisable at end of year. . . . . . . . . . . .          264,757        281,016         312,493        $ .34
                                                       -----------    -----------    ------------        -----
                                                       -----------    -----------    ------------        -----
Available for grant at end of year. . . . . . . .           32,374         59,374         536,743
                                                       -----------    -----------    ------------
                                                       -----------    -----------    ------------


     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1996:

                     Options Outstanding             Options Exercisable
                 ------------------------------  -----------------------------
                              Weighted Average
                                Remaining
Range of                        Contractual                  Weighted Average
Exercise Price     Number       Life (Yrs.)       Number      Exercise Price
---------------  ---------   ------------------  ---------  ------------------
  $.04-$.63       578,981           7.9           306,013        $ .24
 $3.75-$6.25       91,700           9.6             6,480        $4.90


The stock option information has been adjusted to reflect the 1 for 1.25 reverse stock split effected in April 1996. The weighted average fair value of options granted in 1996 was $3.03.

     On January 22, 1996, 11,200 options were granted to purchase the Company's common stock at a price below the fair market value as determined by the Company's Board of Directors. Accordingly, the Company recorded $56,000 in deferred compensation expense which is being amortized over the stock options vesting period.

     EMPLOYEE  STOCK PURCHASE PLAN AND DIRECTOR PLAN

     On April 3, 1996, the stockholders approved the 1996 Director Option Plan ("the Director Plan") and the 1996 Employee Stock Purchase Plan ("the Purchase Plan"). The Director Plan provides that each nonemployee director who becomes a director will be granted a nonstatutory option to purchase 15,000 shares of common stock at its then fair market value. Annually thereafter, each nonemployee director will be granted a nonstatutory option to purchase 5,000 shares of common stock as its then fair market value. All options will vest ratably over four years and expire ten years after date of grant. A total of 150,000 shares of common stock are available for grant under the Director Plan.

     Under the Purchase Plan eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or end of each six month purchase period. Participation in the offering is limited to 20% of the employees compensation or $25,000 in any purchase period. The first offering commenced on December 1, 1996 and the Purchase Plan will terminate April 2006. A total of 150,000 shares of common stock has been reserved for issuance under the Purchase Plan.

     401(k) RETIREMENT PLAN

     In 1995, the Company adopted a 401(k) Savings Plan ("Savings Plan") for all of its eligible employees. The Savings Plan allows all employees that have attained the age of 21 to make annual, tax-deferred contributions of up to 15% of their eligible compensation. Annually, the Company may make discretionary matching contributions based upon a percentage of the employees' contributions. The Company made no such contributions to the Savings Plan in 1996 or 1995.

10.  INCOME TAXES

     Since the Company has incurred only losses since inception, and due to the degree of uncertainty related to the use of the loss carryforwards, the Company has fully reserved this benefit. At December 31, 1996, the Company had tax net operating loss carryforwards of approximately $9.2 million available to offset federal taxable income. The Company also has research and development tax credit carryforwards of approximately $196,000 available to offset federal and state income taxes. Both carryforwards expire in 2011.
 The Company also had approximately $8.0 million in net operating loss carryforwards to offset state taxable income. This carryforward expires in 2001. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards will be subject to annual limitations based upon ownership changes of the Company's stock which have occurred.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                               1995        1996
                                          ------------ -------------
Net operating loss carryforwards. . . . .   2,676,000    $3,621,000
Research and development costs  . . . . .     919,000     1,077,000
Research and development tax credits. . .     163,000       196,000
Other . . . . . . . . . . . . . . . . . .     183,000       172,000
                                          -----------    ----------
                                            3,941,000     5,066,000
Valuation allowance . . . . . . . . . . .  (3,941,000)   (5,066,000)
                                          -----------    ----------
Net deferred tax asset. . . . . . . . . . $        --   $        --
                                          -----------    ----------
                                          -----------    ----------

     The valuation allowance increased by $1,125,000 in 1996 due primarily to the unbenefitted net operating loss incurred in 1996. The tax net operating loss carryforward differs from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes, consisting primarily of research and development costs.

11.  RELATED PARTY TRANSACTIONS

     Certain of the Company's legal services, principally related to patent matters, are provided by a firm which is affiliated with a director/shareholder. Payments to this company amounted to approximately $30,500, $26,200 and $51,000 for 1994, 1995 and 1996, respectively.

     The Company has also entered into an arrangement whereby $84,000 was loaned to an officer as of December 31, 1996. The borrowings are due commencing in 1999 through 2002. The loan accrued interest at the applicable federal rate (6.40% at December 31, 1996).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Physiometrix, Inc.

                              By:       /s/ JOHN A. WILLIAMS
                                 ---------------------------------------
                                        John A. Williams
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

     KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Williams and Michael J. Tubridy, jointly and severally, his or her attorneys in fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        SIGNATURE                    TITLE                         DATE
--------------------------  -------------------------------  -----------------

   /s/ JOHN A. WILLIAMS      President, Chief Executive       March 31, 1997
--------------------------   Officer and Director
       John A. Williams      (Principal Executive Officer)



   /s/ MICHAEL J. TUBRIDY    Vice President and Chief         March 31, 1997
--------------------------   Financial Officer (Principal
       Michael J. Tubridy    Financial and Accounting Officer)



   /s/ THOMAS BARUCH         Director                         March 31, 1997
--------------------------
       Thomas Baruch


/s/ ANNETTE CAMPBELL-WHITE   Director                         March 31, 1997
--------------------------
    Annette Campbell-White


  /s/ JAMES E. NICHOLSON     Director                         March 31, 1997
--------------------------
      James E. Nicholson


  /s/ JAMES A. SAALFIELD     Director                         March 31, 1997
--------------------------
      James A. Saalfield


    /s/ THOMAS J. TOY        Director                         March 31, 1997
--------------------------
        Thomas J. Toy

                                  EXHIBIT INDEX

EXHIBIT
   NO.                                 DESCRIPTION
---------        -------------------------------------------------------
11.1             Calculation of earnings per share.
23.1             Consent of Ernst & Young  LLP, Independent Auditors.
27.1             Financial Data Schedule.