Form 10-Q
period 1997-03-31
PHYSIOMETRIX INC
filed 1997-05-12
CIK 1010397

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

          () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                         Commission file number 1010397

                         ______________________________


                               PHYSIOMETRIX, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)



Delaware                                          77-0248588
________________________________________________________________________________
(State or other jurisdiction of                   (IRS Employer identification
incorporation or organization)                    No.)

Five Billerica Park, N. Billerica, MA               01862-1256
________________________________________________________________________________
(Address of principal executive offices)            (Zipcode)

                                 (508) 670-2422
________________________________________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  ITEM 1 - Yes X    No
                                                ----    ----
                                    ITEM 2 - Yes X    No
                                                ----    ----

The number of shares outstanding of each of the issuer's classes of common stock as of

     Class                              Outstanding at March 31, 1997
     -----                              -----------------------------
     Common Stock, $.001 par value                 5,601,268

                               PHYSIOMETRIX, INC.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                         PAGE NO.

          ITEM 1   Financial Statements

                   Balance Sheets as of December 31, 1996 and               3
                   March 31, 1997

                   Statements of Operations for the Three Months            4
                   March 31, 1996 and 1997

                   Statements of Cash Flows for the Three Months            5
                   ended March 31, 1996 and 1997

                   Notes to Financial Statements                            6

          ITEM 2   Management's Discussion and Analysis of                  7
                   Financial Condition and Results of Operations

PART II   OTHER INFORMATION                                                 10


SIGNATURES                                                                  11

                               PHYSIOMETRIX, INC.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                   DECEMBER 31     MARCH 31
                                                      1996           1997
                                               ----------------   ------------
                              ASSETS

Current assets:
   Cash and cash equivalents                   $    328,331       $    211,521
   Short-term investments                        17,817,917         15,786,906
   Accounts receivable, net                          38,196            122,581
   Inventories, net                                 279,789            306,104
   Prepaid expenses                                 102,393            140,274
                                               ----------------   ------------
Total current assets                             18,566,626         16,567,386

Property, plant and equipment                       777,578            885,485
Less allowances for depreciation                   (284,740)          (330,256)
                                               ----------------   ------------
                                                    492,838            555,229

Due from officer                                     84,000             84,000
Other assets                                          8,518              8,518
                                               ----------------   ------------
Total assets                                   $ 19,151,982       $ 17,215,133
                                               ----------------   ------------
                                               ----------------   ------------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $   691,690        $   388,039
   Accrued expenses                                 261,107            341,469
   Demand note payable                              541,334               -
   Current portion of notes payable to
      stockholder                                    82,236             49,061
                                               ----------------   ------------
Total current liabilities                         1,576,367            778,569

Stockholders' equity:
   Preferred stock: $.001 par value;
      10,000,000 shares authorized:                    -                  -
   Common stock: $.001 par value,
      50,000,000 shares authorized;
      5,580,324 shares in 1996 and 5,601,268
      shares in 1997 issued and outstanding           5,580              5,601
Additional paid-in-capital                       30,571,122         30,571,903
Accumulated deficit                             (13,001,087)       (14,140,940)
                                               ----------------   ------------
Total stockholders' equity                       17,575,615         16,436,564
                                               ----------------   ------------

Total liabilities and stockholders' equity     $ 19,151,982       $ 17,215,133
                                               ----------------   ------------
                                               ----------------   ------------

                              SEE ACCOMPANYING NOTES.

                               PHYSIOMETRIX, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                 ----------------------
                                                    1996        1997
                                                 ----------  ----------


Revenues                                         $  136,226  $   203,727

Costs and expenses:
   Cost of goods sold                               295,181      394,298

   Research and development                         179,115      570,780

   Selling, general, and administrative             331,221      574,896
                                                 ----------  -----------
                                                    805,517    1,539,974
                                                 ----------  -----------

Operating loss                                     (669,291)  (1,336,247)

Interest income                                       4,007      215,314

Interest expense                                     (7,869)     (18,919)
                                                 ----------  -----------
Net loss                                         $ (673,153) $(1,139,852)
                                                 ----------  -----------
                                                 ----------  -----------

Net loss per share                               $    (0.18) $     (0.20)
                                                 ----------  -----------
                                                 ----------  -----------

Shares used in computing net loss per share       3,650,934    5,587,775
                                                 ----------  -----------
                                                 ----------  -----------

                               PHYSIOMETRIX, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                      -------------------------
                                                         1996          1997
                                                      ----------  -------------

OPERATING ACTIVITIES:
Net loss                                              $ (673,153) $  (1,139,852)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                          22,048         45,516
   Changes in operating assets and liabilities:
      Accounts receivable                                (65,617)       (84,385)
      Inventories                                         16,569        (26,315)
      Prepaid expenses and other assets                 (136,998)       (37,881)
      Accounts payable and accrued expenses               78,710       (223,289)
                                                      ----------  -------------
Net cash used in operating activities                   (758,441)    (1,466,206)

INVESTING ACTIVITIES:
Purchase of equipment                                    (12,430)      (107,908)
Purchase of available-for-sale securities                   -       (41,813,005)
Proceeds from maturity of available-for-sale securities     -        43,844,016
                                                      ----------  -------------
Net cash provided by (used in) investing activities      (12,430)     1,923,103

FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders              380,460          -
Proceeds from debt financing                             250,534          -
Principal payments on notes payable to stockholders      (37,471)       (33,175)
Principal payments on short-term debt                       -          (541,334)
Proceeds from issuance of common stock, net                7,604            802
                                                      ----------  -------------
Net cash provided by (used in) financing activities      601,127       (573,707)
                                                      ----------  -------------

Net increase (decrease) in cash and cash equivalents    (169,744)      (116,810)
Cash and cash equivalents at beginning of period         432,126        328,331
                                                      ----------  -------------

Cash and cash equivalents at end of period            $  262,382  $     211,521
                                                      ----------  -------------
                                                      ----------  -------------



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

     Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other interim period. The accompanying financial statements should be read in conjunction with the audited financial statements for the period ending December 31, 1996.

NOTE B - INVENTORIES

     Inventories consist of the following:


                                       December 31               March 31
                                          1996                     1997
                                       -----------              ---------

 Raw materials                         $   149,032              $ 115,308
 Work-in-process                            78,726                106,291
 Finished goods                             52,031                 84,505
                                       -----------              ---------
                                       $   279,789              $ 306,104
                                       -----------              ---------
                                       -----------              ---------


NOTE C - NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standard No. 128, "Earnings Per Share" (FAS 128) which simplifies the calculation of earnings or net loss per share and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share." Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. The pro forma net loss per share calculation required under FAS 128 is not materially different from the primary and fully diluted net loss per share calculations presented herein.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Physiometrix, Inc. should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and other risks detailed from time to time in the Company's SEC reports, including its annual report on Form 10-K for the year ended December 31, 1996. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) marketing and distribution; (iv) research and development; (v) manufacturing; (vi) competition; (vii) government regulation especially as it relates to FDA approvals; (viii) third-party reimbursement and (ix) operating and capital requirements.

     OVERVIEW

     Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company also has two additional neurological monitoring products, the Equinox EEG System which was commercially introduced in February 1997 and the Patient State Analyzer, which was tested in its first phase of clinical trials and was submitted to the FDA for 510(k) clearance notification. The Company believes that the Patient State Analyzer, currently in its second phase of clinical trials, will be subject to FDA 510(k) clearance notification. However, the FDA may require the Company to submit a premarket approval application ("PMA") for this product. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval to market the Patient State Analyzer or any other products on a timely basis, if at all.

     Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of March 31, 1997, the Company had an accumulated deficit of approximately $14.1 million. The HydroDot NeuroMonitoring System and Equinox are currently the Company's principal commercial products and are expected to account for most of the Company's revenue through 1997. The Company anticipates that its results of operations will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and inhouse development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

THREE MONTHS ENDED MARCH 31, 1996 AND 1997

     REVENUES

     Revenues increased 50% to $203,727 for the three months ended March 31, 1997 from $136,226 for the three months ended March 31, 1996. This increase is primarily the result of sales of the Company's Equinox EEG System which was commercially introduced in February 1997.

     COST OF GOODS SOLD

     Cost of goods sold increased 34% to $394,298 for the three months ended March 31, 1997 from $295,181 for the three months ended March 31, 1996. This increase was primarily due to a higher sales volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 74% to $574,896 for the three months ended March 31, 1997 from $331,221 for the three months ended March 31, 1996. This increase is primarily due to additional costs for marketing personnel and advertising costs associated with the Equinox EEG System introduction this quarter.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 219% to $570,780 for the three months ended March 31, 1997 from $179,115 for the three months ended March 31, 1996. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer, development and enhancements to the Equinox low cost EEG System and continued enhancements to and support for the Company's existing products.

     INTEREST INCOME

     Interest income increased $211,307 to $215,314 for the three months ended March 31, 1997 from $4,007 for the three months ended March 31, 1996. This was the result of a higher cash balance from the Company's initial public offering which occurred on April 30, 1996. Interest expense increased $11,050 to $18,919 for the three months ended March 31, 1997 from $7,869 for the three months ended March 31, 1996. This increase was the result of borrowings in 1997 under a revolving line of credit.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company's cash, cash equivalents and short-term investments were $15,998,427 as compared to $18,146,248 at December 31, 1996.

     The Company's operating activities used cash of $1,466,206 in the three months ended March 31, 1997 as compared to $758,441 in the three months ended March 31, 1996. The increase in cash used was the result of an increase in the net loss combined with a decrease in accounts payable and accrued expenses.

     The Company's investing activities provided cash of $1,923,103 for the three months ended March 31, 1997 as compared to cash used of $12,430 for the three months ended March 31, 1996. This increase was the result of maturing securities which were purchased with proceeds from the Company's initial public offering.

     The Company's financing activities used cash of $573,707 for the three months ended March 31, 1997 as compared to $601,127 of cash provided in the three months ended March 31, 1996. This decrease was due to the repayment of a $541,334 line of credit during the three months ended March 31, 1997 and receiving $630,994 in debt financing during the three months ended March 31, 1996.

     Although the Company believes that its capital resources together with cash generated from the future sale of its products will be sufficient to meet the Company's operating and capital requirements at least through 1997, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms if at all. In addition, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. The Company's future liquidity and capital requirements will depend on numerous factors, including progress of clinical trials involving the Patient State Analyzer, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments.

                               PHYSIOMETRIX, INC.

                                 MARCH 31, 1997



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

                                 MARCH 31, 1997

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHYSIOMETRIX, INC.


DATE:   May 12, 1997


                                        BY: /s/ John A. Williams
                                           --------------------------------
                                             John A. Williams
                                             President and Chief
                                             Executive Officer



                                        BY: /s/ Michael J. Tubridy
                                           --------------------------------
                                             Michael J. Tubridy
                                             Duly Authorized Officer and
                                             Chief Financial Officer