Form 10-Q
period 1997-06-30
PHYSIOMETRIX INC
filed 1997-08-12
CIK 1010397

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended JUNE 30, 1997

                                          OR

             () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______
                            Commission file number 1010397

                            ______________________________

                                  PHYSIOMETRIX, INC.
                (Exact name of registrant as specified in its charter)

Delaware                                         77-0248588
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (IRS Employer identification
incorporation or organization)                   No.)

Five Billerica Park, N. Billerica, MA            01862-1256
-------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip code)

                                  (508) 670-2422
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  ITEM 1 - Yes X     No
                                                            ---       ---
                                                ITEM 2 - Yes X     No
                                                            ---       ---

The number of shares outstanding of each of the issuer's classes of common stock as of

              CLASS                         OUTSTANDING AT JUNE 30, 1997
              -----                         ----------------------------

    Common Stock, $.001 par value                   5,628,861

                                  PHYSIOMETRIX, INC.

                                  TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                    PAGE NO.


         ITEM 1  Financial Statements

                 Balance Sheets as of December 31, 1996 and
                 June 30, 1997                                        3

                 Statements of Operations for the Three Months
                 and Six Months ended June 30, 1996 and 1997          4

                 Statements of Cash Flows for the Six Months
                 ended June 30, 1996 and 1997                         5

                 Notes to Financial Statements                        6

         ITEM 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        7

PART II  OTHER INFORMATION                                           11

SIGNATURES                                                           12

                                PHYSIOMETRIX, INC.

                                 BALANCE SHEETS
                                  (Unaudited)


                                             DECEMBER 31          JUNE 30
                                                1996               1997
                                             ------------      ------------
                           ASSETS

Current assets:
  Cash and cash equivalents                  $    328,331      $    527,885
  Short-term investments                       17,817,917        14,205,671
  Accounts receivable, net                         38,196           123,274
  Inventories, net                                279,789           542,925
  Prepaid expenses                                102,393           111,399
                                             ------------     -------------
Total current assets                           18,566,626        15,511,154

Property, plant and equipment                     777,578           916,860
Less allowances for depreciation                 (284,740)         (381,124)
                                             ------------     -------------
                                                  492,838           535,736

Due from officer                                   84,000            84,000
Other assets                                        8,518            10,403
                                             ------------     -------------
Total assets                                 $ 19,151,982      $ 16,141,293
                                             ------------     -------------
                                             ------------     -------------


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $    691,690      $    262,852
  Accrued expenses                                261,107           493,341
  Demand note payable                             541,334                 -
  Current portion of notes payable
    to stockholder                                 82,236            25,460
                                             ------------     -------------
Total current liabilities                       1,576,367           781,653

Stockholders' equity:
  Preferred stock: $.001 par value;
    10,000,000 shares authorized:                       -                 -
  Common stock: $.001 par value,
    50,000,000 shares authorized;
    5,580,324 shares in 1996 and 5,628,861
    shares in 1997 issued and outstanding           5,580             5,629
Additional paid-in-capital                     30,571,122        30,618,909
Accumulated deficit                           (13,001,087)      (15,264,898)
                                             ------------     -------------
Total stockholders' equity                     17,575,615        15,359,640
                                             ------------     -------------

Total liabilities and stockholders' equity   $ 19,151,982     $  16,141,293
                                             ------------     -------------
                                             ------------     -------------


                             SEE ACCOMPANYING NOTES.

                               PHYSIOMETRIX, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      JUNE 30                              JUNE 30
                                           -----------------------------        ------------------------------
                                              1996              1997               1996              1997
                                           ----------       ------------        -----------       ------------
Revenues                                   $   78,732       $    218,496        $   214,958       $    422,223

Costs and expenses:
  Cost of goods sold                          292,841            408,722             588,022           803,020
  Research and development                    237,366            520,051             416,481         1,090,831
  Selling, general, and  administrative       363,646            622,760             694,867         1,197,656
                                           ----------       ------------        ------------      ------------
                                              893,853          1,551,533           1,699,370         3,091,507
                                           ----------       ------------        ------------      ------------

Operating loss                               (815,121)        (1,333,037)         (1,484,412)       (2,669,284)

Interest income                               167,515            210,833             171,522           426,147
Interest expense                              (40,080)            (1,755)            (47,949)          (20,674)
                                           ----------       ------------        ------------      ------------

Net loss                                   $ (687,686)      $ (1,123,959)       $ (1,360,839)     $ (2,263,811)
                                           ----------       ------------        ------------      ------------
                                           ----------       ------------        ------------      ------------
Net loss per share                         $    (0.14)      $      (0.20)       $      (0.32)     $      (0.40)
                                           ----------       ------------        ------------      ------------
                                           ----------       ------------        ------------      ------------

Shares used in computing
 net loss per share                         4,940,199          5,611,134           4,299,128         5,599,519
                                           ----------       ------------        ------------      ------------
                                           ----------       ------------        ------------      ------------


                            SEE ACCOMPANYING NOTES.

                              PHYSIOMETRIX, INC.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30
                                                              ---------------------------------
                                                                  1996                1997
                                                              -------------       -------------
OPERATING ACTIVITIES:
Net loss                                                      $  (1,360,839)      $  (2,263,811)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                      46,683              96,384
  Changes in operating assets and liabilities:
    Accounts receivable                                             (13,630)            (85,078)
    Inventories                                                      (3,549)           (263,136)
    Prepaid expenses and other assets                               (32,508)            (10,891)
    Accounts payable and accrued expenses                           149,910            (196,604)
                                                              -------------       -------------
Net cash used in operating activities                            (1,213,933)         (2,723,136)

INVESTING ACTIVITIES:
Purchase of equipment                                               (97,451)           (139,282)
Purchase of short-term investments                                 (500,000)                  -
Purchase of available-for-sale securities                                 -         (77,406,179)
Proceeds from maturity of available-for-sale securities                   -          81,018,425
                                                              -------------       -------------
Net cash provided by (used in) investing activities                (597,451)          3,472,964

FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders                         380,460                   -
Proceeds from debt financing                                        508,706                   -
Principal payments on notes payable to stockholders                 (59,851)            (56,776)
Principal payments on short-term debt                                     -            (541,334)
Proceeds from issuance of common stock, net                      19,801,299              47,836
                                                              -------------       -------------
Net cash provided by (used in) financing activities              20,630,614            (550,274)
                                                              -------------       -------------

Net increase in cash and cash equivalents                        18,819,230             199,554
Cash and cash equivalents at beginning of period                    432,126             328,331
                                                              -------------       -------------

Cash and cash equivalents at end of period                    $  19,251,356       $     527,885
                                                              -------------       -------------
                                                              -------------       -------------
NON CASH FINANCING ACTIVITIES:
Conversion of notes payable to common stock                        (689,432)                  -

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

NOTE B - INVENTORIES

    Inventories consist of the following:


                                         December 31           June 30
                                            1996                1997
                                         -----------         ----------

    Raw materials                        $  149,032          $  203,311
    Work-in-process                          78,726             186,117
    Finished goods                           52,031             153,497
                                         ----------          ----------
                                         $  279,789          $  542,925
                                         ----------          ----------
                                         ----------          ----------

NOTE C - ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standard No. 128, "Earnings Per Share" (FAS 128) which simplifies the calculation of earnings or net loss per share and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. The pro forma net loss per share calculation required under FAS 128 is not materially different from the primary and fully diluted net loss per share calculations presented herein.

    In June 1997, the FASB issued FAS 130, "Reporting Comprehensive Income" and FAS 131, "Disclosures About Segments of an Enterprise and Related Information." Both FAS 130 and FAS 131 are effective beginning December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

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

    OVERVIEW

    Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e-Net-TM- headpiece and disposable HydroDot-TM- biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System.
The Company also has two additional neurological monitoring products, the Equinox-TM- EEG System which was commercially introduced in February 1997 and the Patient State Analyzer-TM-, which was tested in its first phase of clinical trials and was submitted to the FDA for 510(k) clearance notification. The Company believes that the Patient State Analyzer, currently in its second phase of clinical trials, will be subject to FDA 510(k) clearance notification. However, the FDA may require the Company to submit a premarket approval application ("PMA") for this product. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval to market the Patient State Analyzer or any other products on a timely basis, if at all.

    Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of June 30, 1997, the Company had an accumulated deficit of approximately $15.3 million. The HydroDot NeuroMonitoring System and Equinox are currently the Company's principal commercial products and are expected to account for most of the Company's revenue through 1997. The Company anticipates that its results of operations will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and inhouse development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

THREE MONTHS ENDED JUNE 30, 1996 AND 1997

    REVENUES

    Revenues increased 178% to $218,496 for the three months ended June 30, 1997 from $78,732 for the three months ended June 30, 1996. This increase is primarily the result of sales of the Company's Equinox EEG System which was commercially introduced in February 1997.

    COST OF GOODS SOLD

    Cost of goods sold increased 40% to $408,722 for the three months ended June 30, 1997 from $292,841 for the three months ended June 30, 1996. This increase was primarily due to a higher sales volume.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 71% to $622,760 for the three months ended June 30, 1997 from $363,646 for the three months ended June 30, 1996. This increase is primarily due to additional costs for sales and marketing personnel and advertising costs associated with the Equinox EEG System introduction.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 119% to $520,051 for the three months ended June 30, 1997 from $237,366 for the three months ended June 30, 1996. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer and continued enhancements to and support for the Company's existing products.

    INTEREST INCOME AND EXPENSE

    Interest income increased $43,318 to $210,833 for the three months ended June 30, 1997 from $167,515 for the three months ended June 30, 1996. This was the result of a higher average cash balance in the second quarter of 1997 versus the second quarter of 1996. The Company's initial public offering occurred on April 30, 1996. Interest expense decreased $38,325 to $1,755 for the three months ended June 30, 1997 from $40,080 for the three months ended June 30, 1996. This decrease was primarily the result of a repayment of $541,334 under a revolving line of credit in March, 1997.

SIX MONTHS ENDED JUNE 30, 1996 AND 1997

    REVENUES

    Revenues increased 96% to $422,223 for the six months ended June 30, 1997 from $214,958 for the six months ended June 30, 1996. This increase is primarily the result of sales of the Company's Equinox EEG System which was commercially introduced in February 1997.

    COST OF GOODS SOLD

    Cost of goods sold increased 37% to $803,020 for the six months ended June 30, 1997 from $588,022 for the six months ended June 30, 1996. This increase was primarily due to a higher sales volume.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 72% to $1,197,656 for the six months ended June 30, 1997 from $694,867 for the six months ended June 30, 1996. This increase is primarily due to additional costs for sales and marketing personnel and advertising costs associated with the Equinox EEG System introduction.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 162% to $1,090,831 for the six months ended June 30, 1997 from $416,481 for the six months ended June 30, 1996. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer and continued enhancements to and support for the Company's existing products.

    INTEREST INCOME AND EXPENSE

    Interest income increased $254,625 to $426,147 for the six months ended June 30, 1997 from $171,522 for the six months ended June 30, 1996. This was the result of a higher average cash balance in the first six months of 1997 versus the first six months of 1996. The Company's initial public offering occurred on April 30, 1996. Interest expense decreased $27,275 to $20,674 for the six months ended June 30, 1997 from $47,949 for the six months ended June 30, 1996. This decrease was primarily the result of a repayment of $541,334 under a revolving line of credit in March, 1997.

    LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company's cash, cash equivalents and short-term investments were $14,733,556 as compared to $18,146,248 at December 31, 1996.

    The Company's operating activities used cash of $2,723,136 in the six months ended June 30, 1997 as compared to $1,213,933 in the six months ended June 30, 1996. The increase in cash used was the result of a $2,263,811 net loss combined with a $196,604 decrease in accounts payable and accrued expenses and a $263,136 increase in inventories.

    The Company's investing activities provided cash of $3,472,964 for the six months ended June 30, 1997 as compared to cash used of $597,451 for the six months ended June 30, 1996. This increase was the result of maturing securities which were purchased with proceeds from the Company's initial public offering.

    The Company's financing activities used cash of $550,274 for the six months ended June 30, 1997 as compared to $20,630,614 of cash provided in the six months ended June 30, 1996. This decrease was due to the repayment of a $541,334 line of credit during March, 1997. The Company received $19.8 million in net proceeds from their initial public offering in 1996.

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

                                 JUNE 30, 1997



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

                                 JUNE 30, 1997

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHYSIOMETRIX, INC.


DATE:   August 12, 1997


                                       BY: /s/JOHN A. WILLIAMS
                                          --------------------
                                           John A. Williams
                                           President and Chief
                                           Executive Officer



                                       BY: /s/ MICHAEL J. TUBRIDY
                                           ----------------------
                                           Michael J. Tubridy
                                           Duly Authorized Officer and
                                           Chief Financial Officer