Form 10-Q
period 1997-09-30
PHYSIOMETRIX INC
filed 1997-11-12
CIK 1010397

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997
                                                 ------------------
                                          OR

             () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______
                            Commission file number 1010397
                                                   -------

                            ______________________________


                                  PHYSIOMETRIX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                            77-0248588
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer identification
incorporation or organization)                      No.)

Five Billerica Park, N. Billerica, MA                01862-1256
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

                                 (978) 670-2422
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  ITEM 1 - Yes X      No
                                                       ---       ---
                                           ITEM 2 - Yes X      No
                                                       ---       ---

The number of shares outstanding of each of the issuer's classes of common stock as of

                Class                        Outstanding at September 30, 1997
                -----                        ---------------------------------

    Common Stock, $.001 par value                      5,628,861

                                  PHYSIOMETRIX, INC.

                                  TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                                     PAGE NO.

         ITEM 1   Financial Statements

                  Balance Sheets as of December 31, 1996 and                           3
                  September 30, 1997

                  Statements of Operations for the Three Months                        4
                  and Nine Months ended September 30, 1996 and
                  1997

                  Statements of Cash Flows for the Nine Months                         5
                  ended September 30, 1996 and 1997

                  Notes to Financial Statements                                        6

         ITEM 2   Management's Discussion and Analysis of                              7
                  Financial Condition and Results of Operations


PART II   OTHER INFORMATION                                                           11



SIGNATURES                                                                            13


                              PHYSIOMETRIX, INC.

                                BALANCE SHEETS
                                  (Unaudited)


                                                   DECEMBER 31     SEPTEMBER 30
                                                      1996             1997
                                                   -----------     ------------
                     ASSETS

Current assets:
    Cash and cash equivalents                      $    328,331    $    660,470
    Short-term investments                           17,817,917      12,512,006
    Accounts receivable, net                             38,196         373,943
    Inventories, net                                    279,789         709,938
    Prepaid expenses                                    102,393         118,354
                                                   ------------    ------------
Total current assets                                 18,566,626      14,374,711

Property, plant and equipment                           777,578       1,025,648
Less allowances for depreciation                       (284,740)       (434,468)
                                                   ------------    ------------
                                                        492,838         591,180

Due from officer                                         84,000          84,000
Other assets                                              8,518           8,593
                                                   ------------    ------------
Total assets                                       $ 19,151,982    $ 15,058,484
                                                   ------------    ------------
                                                   ------------    ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                               $    691,690    $    377,156
    Accrued expenses                                    261,107         547,904
    Demand note payable                                 541,334            -
    Current portion of notes payable to stockholder      82,236          19,518
                                                   ------------    ------------
Total current liabilities                             1,576,367         944,578

Stockholders' equity:
    Preferred stock: $.001 par value; 10,000,000
      shares authorized:                                   -               -
    Common stock: $.001 par value, 50,000,000
      shares authorized; 5,580,324 shares in 1996
      and 5,628,861 shares in 1997 issued and
      outstanding                                         5,580           5,629
Additional paid-in-capital                           30,571,122      30,671,909
Accumulated deficit                                 (13,001,087)    (16,563,632)
                                                   ------------    ------------
Total stockholders' equity                           17,575,615      14,113,906
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 19,151,982    $ 15,058,484
                                                   ------------    ------------
                                                   ------------    ------------

                            SEE ACCOMPANYING NOTES.

                              PHYSIOMETRIX, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30                    SEPTEMBER 30
                                                ---------------------------     ---------------------------
                                                    1996           1997             1996           1997
                                                ------------   ------------     ------------   ------------
Revenues                                      $    94,094     $   476,293     $   309,051     $   898,516


Costs and expenses:

    Cost of goods sold                            312,283         559,052         900,305       1,362,072

    Research and development                      386,742         614,736         803,222       1,705,568

    Selling, general, and administrative          448,628         790,999       1,143,493       1,988,654
                                              -----------     -----------     -----------     -----------
                                                1,147,653       1,964,787       2,847,020       5,056,294
                                              -----------     -----------     -----------     -----------

Operating loss                                 (1,053,559)     (1,488,494)     (2,537,969)     (4,157,778)

Interest income                                   290,632         190,997         462,153         617,143

Interest expense                                  (21,405)         (1,237)        (69,355)        (21,910)
                                              -----------     -----------     -----------     -----------

Net loss                                      $  (784,332)    $(1,298,734)    $(2,145,171)    $(3,562,545)
                                              -----------     -----------     -----------     -----------
                                              -----------     -----------     -----------     -----------

Net loss per share                            $     (0.14)    $     (0.23)    $     (0.45)    $     (0.64)
                                              -----------     -----------     -----------     -----------
                                              -----------     -----------     -----------     -----------

Shares used in computing net loss per share     5,552,641       5,628,861       4,721,557       5,609,407
                                              -----------     -----------     -----------     -----------
                                              -----------     -----------     -----------     -----------

                               PHYSIOMETRIX, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                              --------------------------------------
                                                                     1996                1997
                                                              ------------------  ------------------
OPERATING ACTIVITIES:
Net loss                                                      $  (2,145,171)      $  (3,562,545)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                    76,453             149,728
    Stock compensation                                                -                  53,000
    Changes in operating assets and liabilities:
    Accounts receivable                                             (16,718)           (335,747)
    Inventories                                                     (10,830)           (430,149)
    Prepaid expenses and other assets                               (33,895)            (16,036)
    Accounts payable and accrued expenses                           293,827             (27,737)
                                                              -------------       -------------
Net cash used in operating activities                            (1,836,334)         (4,169,486)

INVESTING ACTIVITIES:
Purchase of equipment                                              (150,446)           (248,070)
Purchase of short-term investments                                 (500,000)             -
Purchase of available-for-sale securities                       (75,740,038)       (103,823,010)
Proceeds from maturity of available-for-sale securities          57,461,765         109,128,921
                                                              -------------       -------------
Net cash provided by (used in) investing activities             (18,928,719)          5,057,841

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                      19,803,568              47,836
Principal payments on short-term debt                                 -                (541,334)
Proceeds from notes payable to stockholders                         380,460              -
Proceeds from debt financing                                        524,666              -
Principal payments on notes payable to stockholders                 (88,750)            (62,718)
                                                              -------------       -------------
Net cash provided by (used in) financing activities              20,619,944            (556,216)
                                                              -------------       -------------

Net increase (decrease) in cash and cash equivalents               (145,109)            332,139
Cash and cash equivalents at beginning of period                    432,126             328,331
                                                              -------------       -------------

Cash and cash equivalents at end of period                    $     287,017       $     660,470
                                                              -------------       -------------
                                                              -------------       -------------
NON CASH FINANCING ACTIVITIES:
Conversion of notes payable to common stock                        (689,432)             -



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

NOTE B - INVENTORIES

    Inventories consist of the following:

                                  December 31   September 30
                                      1996          1997
                                  -----------   ------------

          Raw materials           $  149,032    $  375,821
          Work-in-process             78,726       142,629
          Finished goods              52,031       191,488
                                  ----------    ----------
                                  $  279,789    $  709,938
                                  ----------    ----------
                                  ----------    ----------

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

In June 1997, the FASB issued FAS 130, "Reporting Comprehensive Income" and FAS 131, "Disclosures About Segments of an Enterprise and Related
Information." Both FAS 130 and FAS 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

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

    OVERVIEW

    Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e-Net-TM- headpiece and disposable HydroDot-TM- biosensors and custom electronics, which are packaged as the HydroDot-TM- NeuroMonitoring System. The Company also has two additional neurological monitoring products, the Equinox-TM- EEG System which was commercially introduced in February 1997 and the Patient State Analyzer-TM-, which was tested in its first phase of clinical trials and was submitted to the FDA for 510(k) clearance notification. The Company believes that the Patient State Analyzer, currently in its second phase of clinical trials, will be subject to FDA 510(k) clearance notification. However, the FDA may require the Company to submit a premarket approval ("PMA") application for this product. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA approval to market the Patient State Analyzer or any other products on a timely basis, if at all. Failure of the Company to receive 510(k) clearance or PMA approval for the Patient State Analyzer would have a material adverse effect on the business, financial condition or results of operations of the Company.

    Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of September 30, 1997, the Company had an accumulated deficit of approximately $16.6 million. The HydroDot NeuroMonitoring System and Equinox are currently the Company's principal commercial products and are expected to account for most of the Company's revenue through 1997. The Company anticipates that its results of operations will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability. In addition, profitability, if achieved, may not be sustained.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

    REVENUES

    Revenues increased 406% to $476,293 for the three months ended September 30, 1997 from $94,094 for the three months ended September 30, 1996. This increase is primarily the result of sales of the Company's Equinox EEG System which was commercially introduced in the United States in February 1997.

    COST OF GOODS SOLD

    Cost of goods sold increased 79% to $559,052 for the three months ended September 30, 1997 from $312,283 for the three months ended September 30, 1996. This increase was primarily due to a higher sales volume.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 59% to $614,736 for the three months ended September 30, 1997 from $386,742 for the three months ended September 30, 1996. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer and continued enhancements to and support for the Company's existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 76% to $790,999 for the three months ended September 30, 1997 from $448,628 for the three months ended September 30, 1996. This increase is primarily due to additional costs associated with sales and marketing personnel, advertising costs for the introduction of the Equinox EEG System, and non-recurring severance costs which were recorded in the quarter.

    INTEREST INCOME AND EXPENSE:

    Interest income decreased $99,635 to $190,997 for the three months ended September 30, 1997 from $290,632 for the three months ended September 30, 1996. This was the result of a lower average cash balance in the third quarter of 1997 versus the third quarter of 1996. The Company's initial public offering occurred on April 30, 1996. Interest expense decreased $20,168 to $1,237 for the three months ended September 30, 1997 from $21,405 for the three months ended September 30, 1996. This decrease was primarily the result of a repayment of $541,334 under a revolving line of credit in March, 1997 along with paying down the current portion of notes payable.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

    REVENUES

    Revenues increased 191% to $898,516 for the nine months ended September 30, 1997 from $309,051 for the nine months ended September 30, 1996. This increase is primarily the result of sales of the Company's Equinox EEG System which was commercially introduced in the United States in February 1997.

    COST OF GOODS SOLD

    Cost of goods sold increased 51% to $1,362,072 for the nine months ended September 30, 1997 from $900,305 for the nine months ended September 30, 1996. This increase was primarily due to a higher sales volume.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 112% to $1,705,568 for the nine months ended September 30, 1997 from $803,222 for the nine months ended September 30, 1996. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer and continued enhancements to and support for the Company's existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 74% to $1,988,654 for the nine months ended September 30, 1997 from $1,143,493 for the nine months ended September 30, 1996. This increase is primarily due to additional costs associated with sales and marketing personnel and advertising costs for the introduction of the Equinox EEG System.

         INTEREST INCOME AND INTEREST EXPENSE

    Interest income increased $154,990 to $617,143 for the nine months ended September 30, 1997 from $462,153 for the nine months ended September 30, 1996. This was the result of a higher average cash balance in the first nine months of 1997 versus the first nine months of 1996. The Company's initial public offering occurred on April 30, 1996. Interest expense decreased $47,445 to $21,910 for the nine months ended September 30, 1997 from $69,355 for the nine months ended September 30, 1996. This decrease was primarily the result of a repayment of $541,334 under a revolving line of credit in March, 1997 along with paying down the current portion of notes payable.

    LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company's cash, cash equivalents and short-term investments were $13,172,476 as compared to $18,146,248 at December 31, 1996.

    The Company's operating activities used cash of $4,169,486 in the nine months ended September 30, 1997 as compared to $1,836,334 in the nine months ended September 30, 1996. The increase in cash used was the result of a $3,562,545 net loss combined with a $335,747 increase in accounts receivable, a $430,149 increase in inventory as well as a $27,737 decrease in accounts payable and accrued expenses.

    The Company's investing activities provided cash of $5,057,841 for the nine months ended September 30, 1997 as compared to cash used of $18,928,719 for the nine months ended September 30, 1996. This increase was the result of securities purchased in 1996 with the proceeds from the company's initial public offering combined with proceeds from maturing securities in 1997.

    The Company's financing activities used cash of $556,216 for the nine months ended September 30, 1997 as compared to $20,619,944 of cash provided in the nine months ended September 30, 1996. This decrease was due to the Company receiving $19.8 million in net proceeds from its' initial public offering in 1996 as well as the repayment of a $541,334 line of credit during March, 1997.

    Although the Company believes that its capital resources together with cash generated from the future sale of its products will be sufficient to meet the Company's operating and capital requirements at least through 1998, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms if at all. In addition, the Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. The Company's future liquidity and capital requirements will depend on numerous factors, including progress of clinical trials involving the Patient State Analyzer, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products, including the Equinox EEG System, gain market acceptance, and competitive developments.

                              PHYSIOMETRIX, INC.

                              SEPTEMBER 30, 1997



PART II  Other Information

         ITEM 1    Legal Proceedings:
                   Not applicable.

         ITEM 2    Changes in Securities:
                   Not applicable.

         ITEM 3    Defaults upon Senior Securities:
                   Not applicable.

         ITEM 4    Submission of matters to a vote of security holders:
                   See page 12.

         ITEM 5    Other information:
                   None.

         ITEM 6    Exhibits and reports on Form 8-K:

                   (a)  Exhibits

                        27.1 Financial Data Schedule

                   (b)  Reports on Form 8-K - None

PART II, ITEM 4

    On May 13, 1997, the Company held its annual meeting of stockholders. The following items were submitted for a vote of the stockholders.

    Election of James Nicholson as a class 1 director:

    For:     4,064,082 shares

    Against:     3,000 shares

    Abstain:       --

    Ratification of selection of Ernst & Young as independent auditors for the year ended December 31, 1997:

    For:     4,065,582 shares

    Against:       --

    Abstain:     1,500 shares

    The foregoing information was inadvertently omitted from the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

                               PHYSIOMETRIX, INC.

                               SEPTEMBER 30, 1997

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHYSIOMETRIX, INC.


DATE:   November 12, 1997


                                       BY: /s/John A. Williams
                                          --------------------
                                          John A. Williams
                                          President, Chief Executive
                                          Officer and Acting Chief
                                          Financial Officer