Form 10-K405
period 1997-12-31
PHYSIOMETRIX INC
filed 1998-03-31
CIK 1010397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997.

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to
      ____________.

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

       Registrant's telephone number, including area code: (978) 670-2422

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

      Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $8,396,386 as of January 31, 1998, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 1998, the Registrant had outstanding 5,667,075 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                               Physiometrix, Inc.

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.........................................................................1

      Item 1   BUSINESS .......................................................1
      Item 2   PROPERTIES ....................................................20
      Item 3   LEGAL PROCEEDINGS .............................................21
      Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........21

PART II.......................................................................22

      Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS...................................22
      Item 6   SELECTED FINANCIAL DATA .......................................23
      Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.....................................24
      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................26
      Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................26

PART III......................................................................27

      Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............27
      Item 11. EXECUTIVE COMPENSATION ........................................28
      Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT ...................................................28
      Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................28

PART IV.......................................................................29

      Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K ..................................................29

                                      PART I

Item 1.

Introduction

      Physiometrix designs, develops, manufactures and markets noninvasive, advanced medical products incorporating proprietary materials, electronics technology and software for use in neurological monitoring applications during surgical and diagnostic procedures. The Company sells its products to hospitals, clinics and physicians' offices domestically and internationally. The Company's current principal product focus is its electronic neurology monitoring products consisting of the Equinox EEG system, which the Company introduced in February 1997, and the Patient State Analyzer, an innovative system for monitoring brain activity during anesthesia, which is currently in clinical trials. The Company's initial products, which were commercially introduced in 1994, are its innovative e-net headpiece and disposable HydroDot biosensors, which are based upon the Company's proprietary HydroGel technology, and its custom electronics. These products are packaged as the HydroDot NeuroMonitoring System, which was developed and is sold for brain monitoring applications, such as clinical electroencephalograph ("EEG") procedures. The system is marketed and sold as a safer, lower cost alternative to current EEG data collection technology. The system connects and interfaces to the standard input on all conventional EEG instruments currently in use worldwide, yet offers reduced patient setup time, more reliable data readings, and enhanced patient comfort and safety.

      Equinox EEG System. The Equinox EEG System uses the Company's HydroDot NeuroMonitoring System or traditional electrodes to collect EEG data and the NeuroLink, the Company's data acquisition interface which utilizes a proprietary high speed analog-to-digital converter to process the data. The Equinox EEG System transmits the digitized EEG data to a standard personal computer for analysis and networking by a proprietary fiber optic interface developed by the Company. The combination of the HydroDot NeuroMonitoring System, the NeuroLink, and the fiber optic interface is designed to provide health care providers with a fully integrated EEG system at a lower cost, with enhanced results and improved patient safety and comfort than the currently available EEG instruments. The Company received FDA 510(k) clearance for the Equinox in December 1996 and commenced commercial sales of the Equinox in February 1997.

      Patient State Analyzer. The Patient State Analyzer is being developed by the Company to provide a simplified, user friendly analysis of patient brain activity during surgical procedures involving general anesthesia. Currently, such monitoring is used only during about 3% of all such procedures, primarily during high risk interventions such as cardiology and neurology surgeries. At present, brain monitoring can only be accomplished through traditional EEG techniques involving lengthy setups and the use of flammable materials and cumbersome equipment. Traditional EEG devices also require a neurologist to interpret their data output. As a result, anesthesiologists are reluctant to use EEG monitoring during other surgical procedures, despite the potential benefits offered by brain monitoring such as improved patient safety, shorter patient recovery times, and lower overall costs per procedure. The Patient State Analyzer will incorporate the Company's HydroDot NeuroMonitoring System, the NeuroLink, and the Equinox EEG technology. In addition, the Company is developing the final component of the Patient State Analyzer, a proprietary software module which will process EEG data and provide an easy to read signal to anesthesiologists regarding patient's brain activity.

      The Company believes that monitoring patients' brain activity during surgery with the Patient State Analyzer will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of postoperative recovery time required, and eliminate the requirement of a neurologist or specialized technologists to interpret EEG results during surgery. The Company believes that these benefits create the opportunity for the Patient State Analyzer to become the standard of care during all surgical interventions using general anesthesia. The Company plans to resubmit a 510(k) clearance application to the FDA for the Patient State Analyzer in late 1998, and is working with clinical investigators at several institutions, including Harvard Medical School, in the development of the system.

      The Company has developed additional neurology products utilizing the Company's proprietary materials and electronics technology. For clinicians desiring the benefits of the HydroDot biosensors but who do not wish to use the e-net because they prefer a procedure setup similar to that used with conventional cup electrodes, the Company has developed the HydroSpot. The HydroSpot is a hydrogelled disposable biosensor attached to a reusable lead wire and is offered as an alternative to the conventional cup electrodes typically employed in EEG procedures. In addition to routine EEG procedures, the HydroSpot has potential application for long term EEG monitoring and several other applications including the evaluation of carpal tunnel syndrome.

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

      The table below summarizes the products currently offered by the Company, the products under development by the Company, the markets served by these products and their present development and/or commercialization status:

--------------------------------------------------------------------------------
                                                               Development/
                                                            Commercialization
          Product                  Description                   Status
--------------------------------------------------------------------------------

Patient State Analyzer      Intraoperative EEG           Under development
                            monitoring system
                            (incorporates proprietary
                            software under
                            development, OR e-net and
                            NeuroLink electronics)

--------------------------------------------------------------------------------

Equinox EEG System          Complete EEG monitoring      Commerical Sales
                            system (incorporates
                            HydroDot NeuroMonitoring
                            System and proprietary
                            NeuroLink electronics)

--------------------------------------------------------------------------------

NeuroLink                   Multichannel data            Commercial sales
                            acquisition interface
                            between the patient and
                            EEG instrument; also
                            incorporates digital
                            signal processing
                            capability

--------------------------------------------------------------------------------

HydroDot NeuroMonitoring
System
- e-net                     EEG headpiece                Commercial sales

- Small e-net               EEG headpiece for children   Commercial sales

- OR e-net                  EEG headpiece for            Commercial sales
                            operating room
                            applications (designed
                            for use with Patient State
                            Analyzer)

- HydroDot biosensors       Disposable  biosensors for   Commercial sales
                            use with e-nets


--------------------------------------------------------------------------------

HydroSpot biosensors        Disposable biosensors        Commercial sales
                            attached to lead wires
--------------------------------------------------------------------------------

Industry Overview

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

      Current EEG Procedure

      Currently, to perform a typical EEG exam, the technician must measure, mark, clean and abrade 20 spots on the scalp. After these procedures are completed, 20 disc shaped electrodes are placed on the points identified on the scalp. Collodion is typically used during this process. Abrasion of the skin is necessary in order to provide a sufficiently low impedance signal (typically less than 5,000 ohms) to the EEG monitor. Electrodes can be misplaced, resulting in inaccurate readings, and can fall off, necessitating that the technician restart the recording. At the end of the procedure, cleanup of the collodion used to affix the electrodes to the scalp requires the use of toxic solvents and is both time consuming and unpleasant for the patient. In addition, incomplete sterilization of the cup electrodes can result in increased risk of infection for the patient. These difficulties in patient setup and cleanup also contribute to reduced operating efficiencies in the EEG laboratory. The current method for performing EEGs also suffers from several functional deficiencies, including difficulty in achieving effective electrical contact between the patient and the device, the possibility of electrode movement or displacement during the EEG examination, creation of salt bridges, or unwanted electrical circuits between electrodes, that result in a high level of EEG signal interference. The consequences of these deficiencies include poor signal quality making diagnoses questionable, a need to administer repeat tests and signal format that is not conducive to advanced diagnostic analytical techniques. The Company believes that these deficiencies have limited the growth of EEG monitoring.

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

Business Strategy

      The Company's objective is to become the leader in the design, development and commercialization of brain monitoring technology. Key elements of the Company's strategy including the following:

      - Design and Develop Innovative, Proprietary Products for the Neurology and Surgical Market. Physiometrix plans to capitalize on the growing recognition among medical professionals of EEG monitoring as a diagnostic tool and the need for a low-cost, easy to use and reliable method of brain monitoring. The Company intends to remain focused on the development and marketing of products for neurology and surgery including products that are designed to expand the use of neurological monitoring. The Company has substantial design and development expertise in the neurological monitoring field and will seek to position itself at the forefront of innovation in this industry.

      - Diversify Product Offerings to Increase Market Penetration. The Company seeks to offer a range of products, including hardware and disposable products designed to simplify EEG procedures and encourage broader use of EEG monitoring. The Company believes that it will be able to significantly expand its penetration of the neurology and surgery markets with the Equinox EEG System and through the introduction of the Patient State Analyzer.

      - Broaden Marketing Channels. The Company will seek to implement a broad based marketing strategy, using direct sales personnel and distributors in the United States and distributors and others internationally. The Company's current products are also being marketed through a neurology monitoring company. In addition, the Company will need to select a distribution partner to market the Patient State Analyzer to anesthesiologists, hospital administrators, and, to a lesser extent, managed care centers.

      - Outsource Manufacturing to Control Costs. The Company will seek to outsource many manufacturing processes to qualified contract manufacturers to control costs, maintain quality and reduce capital investment, while retaining control over key proprietary processes for certain components of its products.

Products and Technology

      Current Products

      Equinox EEG System. The Equinox EEG System is a low cost, general purpose, digital, EEG platform with software and hardware optimized for both desktop and portable systems utilizing the Company's EEG signal acquisition technology. The Equinox EEG System is offered at a price significantly lower than currently available EEG instruments. The Company believes that the Equinox EEG System's portability will facilitate greater EEG access to remote areas both domestically and internationally. The incorporation of personal computer technology allows networking, analysis and transmission of EEG data. In addition, the use of the Company's NeuroLink product and the HydroDot NeuroMonitoring System provides the EEG data acquisition front end link to the standard personal computer platform which underlies the Equinox EEG System. The Equinox EEG System received FDA 510(k) clearance in December 1996 and commercial sales of the Equinox commenced in February 1997.

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

      The HydroDot NeuroMonitoring System represents a new method for EEG monitoring, and market acceptance of the system will be dependent upon, among other things, the willingness of physicians, EEG technicians and others to adopt use of this new system. Market acceptance will also be dependent upon the Company's ability to convince potential users of the system of its anticipated cost and efficacy advantages. In addition, the HydroDot NeuroMonitoring System may not be suitable for patients that have experienced severe head trauma because the physician may not wish to surround the patient's head with the e-net. However, the Company's HydroSpot biosensors, which do not require use of the eNet, could be used for such patients. [In addition, clinical experience with the HydroDot NeuroMonitoring System indicates that the system may be less effective with, or may not be suitable for use with, patients with long or thick hair. This may adversely affect market acceptance of the HydroDot system.]

      Products Under Development

      Patient State Analyzer. Physiometrix is developing the Patient State Analyzer ("PSA") for brain monitoring in the operating room. The PSA is expected to utilize a single use Disposable Appliance to record EEG for continuous analysis by the PSA. The PSA is being designed to extract data known to be sensitive to the functional level of each region of the brain, the adequacy of blood supply and the interaction of each region with neighboring regions on the opposite side of the brain. Based on such measurements, statistical procedures will be used to deliver an analysis of the data into a measurement called a "self-norm," to provide a base for monitoring the effects of anesthesia.

      The PSA will record "self-norms" both prior to and immediately after the administration of anesthesia. During intraoperative procedures, the PSA will constantly monitor data and its relationship to those two endpoints and alert the anesthesiologist as to changes in the patient's state of consciousness. The PSA will provide the anesthesiologist with a readout regarding the patient's ideal anesthetized state. Normal neurological function for the patient will be determined by recording a brief EEG immediately prior to anesthesia and a subsequent brief EEG as soon as the patient has reached an optimal anesthetized state.

      The PSA will consist of portions of the Company's Equinox EEG hardware with a single use version of the e.Net place of the standard e-net and an 8 channel preamplifier input. Software will include testing electrode impedance, amplifier calibration, EEG collection, quantitative analysis after artifact removal (brain wave abnormalities resulting from external stimulation, eye blinking or muscle movement), display and storage. The capability to construct group norms for a particular procedure will be provided, so the user can build criteria for the typical patient.

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

      The Patient State Analyzer is currently in clinical trials in the United States. The Company intends to resubmit a 510(k) clearance application to the FDA for the Patient State Analyer in late 1998 and is working with leading neurologists and anesthesiologists at several institutions, including Harvard Medical School, in the development of the system.

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

      Physiometrix currently employs a small direct sales force in the United States with the goal of expanding adoption of the HydroDot System. In addition, the system is being actively promoted by a leading manufacturer of EEG machines: known as TECA Corp. ("TECA"). The Company has begun an active program to train the sales organizations of its marketing partners. This includes field training of sales, service and applications staffs as well as in house training of telemarketing and customer support personnel.

      The Company intends, in connection with the planned commercial introduction of the Patient State Analyzer, to select a distribution partner with substantial experience and capabilities in sales of capital equipment to hospitals, anesthesiologists and other potential users of such system. The Company currently does not intend to increase significantly its sales force to market the Patient State Analyzer.

      Because the Company has only recently reached product commercialization, Physiometrix has to date focused its sales effort domestically. The Company anticipates utilizing specialty medical device distributors for international sales.

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

      Research and development expenses for the years ended December 31, 1995, 1996 and 1997 were $392,413, $1,189,336, and $2,500,601 respectively, none of which was customer funded.

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

Patents and Proprietary Rights

      The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to its business. The Company has nine issued United States patents and four United States patent applications pending in the areas of biosensor material compositions, electrode configurations, diagnostic systems and system-to-instrument data links.

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

Employees

      As of December 31, 1997, the Company had 48 full time employees. Of these employees, 11 were engaged in research and development activities, 11 in manufacturing and manufacturing engineering, seven in quality assurance and regulatory affairs, 14 in sales and marketing and five in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

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

      Uncertainty of Market Acceptance. The Company's HydroDot
NeuroMonitoring System represents a novel method to monitor neurophysiological activity. The Equinox EEG System is being offered as a lower cost alternative to other EEG systems currently marketed. The Patient State Analyzer is being designed primarily to monitor the effects of anesthesia on a patient during medical procedures by analyzing such patient's neurophysiological activity and alerting the anesthesiologist of changes in this activity. There can be no assurance that these products or any other products developed by the Company will gain any significant degree of market acceptance among physicians, patients and health care payors, even if the necessary international and United States regulatory approvals are obtained and distribution channels are established. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of the HydroDot NeuroMonitoring System, Equinox EEG System,
Patient State Analyzer and other products developed by the Company, and there can be no assurance that any such recommendations or endorsements will be obtained. Physicians will not use the Company's products unless they determine, based on clinical data and other factors, that these products are an attractive alternative to other means of monitoring neurophysiological activity and that the clinical benefits to the patient and cost savings achieved through use of these products outweigh the cost of switching to such products from other commercially available alternatives. In addition, clinical experience with the HydroDot NeuroMonitoring System indicates that the system may be less effective with, or may not be suitable for use with, patients with long or thick hair. This may adversely affect market acceptance of the HydroDot system. Acceptance among physicians will depend upon the Company's ability to train neurologists, anesthesiologists and other potential users of the Company's products and the willingness of such users to learn new patient monitoring methods. Market acceptance will also be dependent upon acceptance of the Company's products by hospital administrators and will require the Company to provide evidence to such administrators of the cost effectiveness and clinical utility of the Company's products. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      History of Losses and Expectation of Future Losses; Fluctuations in Operating Results. The Company has experienced significant operating losses since inception and, as of December 31, 1997, had an accumulated deficit of approximately $18.4 million. The development and commercialization of the Company's current products and other new products, if any, will require substantial development, clinical, regulatory and other expenditures. The Company expects its operating losses to continue for at least the next few years as it continues to expend substantial resources to expand marketing and sales activities, scale up manufacturing capabilities, increase research and development and support regulatory and reimbursement approvals. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.

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

      The Company has only sold a small number of its HydroDot NeuroMonitoring Systems in the United States since it obtained 510(k) clearance in October 1993 and does not have experience marketing and selling such products in commercial quantities. The Company markets and sells its HydroDot NeuroMonitoring System and Equinox EEG System and intends to market and sell its Patient State Analyzer and other potential products in the United States through a direct sales force and distribution partners, and there can be no assurance that such direct sales force and distribution partners will effectively market and sell the Company's products.

      Through its distributors, the Company has obtained the regulatory approvals, if any, required to market and sell its products in certain foreign markets. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time consuming. There can be no assurance that the Company will obtain the necessary regulatory approvals or successfully sell its products in any additional foreign markets. Additionally, international revenues are subject to a number of risks, including generally greater difficulties in accounts receivables collections, financial instability of distributors, failure of distributors to promote effectively products, longer payment cycles, exposure to foreign currency fluctuations, and political and economic instability.

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

      Risks of International Sales. A number of risks are inherent in international operations and transactions, and the Company will be subject to such risks to the extent it engages in international sales. International sales and operations may be limited or disrupted by the imposition of government controls, changes in regulatory requirements or interpretations thereof, export license requirements, political instability, trade restrictions, changes in tariffs, financial instability of distributors, collectibility of receivables, differences in purchasing systems for medical products, and difficulties in staffing, coordinating and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as constraints on the Company's ability to maintain or increase prices. There can be no assurance that the Company will be able to commercialize successfully its current or future products in any international market.

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

      Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. In Europe, the Company will be required to obtain the certifications necessary to enable the "CE" mark to be affixed to the Company's products by late 1998 in order to sell products commercially in member countries of the European Union. The Company has not obtained these certifications, and there can be no assurance it will be able to do so in a timely manner. Many other countries in which the Company intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future that could affect the Company's ability to market its products. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its products in the United States or internationally.

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

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the Nasdaq National Market (ticker symbol). The number of record holders of the Company's Common Stock at January 31, 1998 was 105. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

      The Company completed an initial public offering of 2,000,000 shares of Common Stock in April 1996. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

      Quarterly high and low stock prices are as follows:



-----
                        Quarter Ended                       High      Low
                                                            ----      ---
       March 31, 1997 ...............................     $4-3/8     $3-1/4
       June 30, 1997.................................     $4-1/4     $2-5/8
       September 30, 1997............................     $3-3/8     $2-3/8
       December 31, 1997.............................     $3         $2


-----

                        Quarter Ended                       High      Low
                                                            ----      ---
       June 30, 1996 (from April 30, 1996)...........     $12-1/4     $7-3/4
       September 30, 1996............................    $7-15/16     $4-3/4
       December 31, 1996.............................     $6-5/16         $3


Item 6.     SELECTED FINANCIAL DATA

      The selected financial data presented below with respect to the Company's statements of operations for each of the three years in the period ended December 31, 1997 and with respect to the Company's balance sheets at December 31, 1996 and 1997 are derived from Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K that have been audited by Ernst & Young LLP, independent auditors, and is qualified by reference to such Financial Statements. The data set forth with respect to the Company's operations for the fiscal years ended December 31, 1993 and December 31, 1994 and with respect to the Company's balance sheets at December 31, 1993, December 31, 1994 and December 31, 1995 are derived from audited financial statements which are not included herein. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

                                                                                  Year Ended December 31,
                                                             1993           1994            1995            1996           1997
Statements of Operations Data:
Revenues ...........................................   $         --    $     72,677    $    321,835    $    413,698    $  1,006,381
Costs and expenses:
  Cost of goods sold ...............................             --         622,765       1,164,268       1,189,510       1,925,316
  Research and development .........................        917,574         741,068         392,413       1,189,336       2,500,601
  Selling, general and administrative ..............      1,163,641       1,756,515       1,575,481       1,652,596       2,739,423
                                                       ------------    ------------    ------------    ------------    ------------
                                                          2,081,215       3,120,348       3,132,162       4,031,442       7,165,340
                                                       ------------    ------------    ------------    ------------    ------------

Operating loss .....................................     (2,081,215)     (3,047,671)     (2,810,327)     (3,617,744)     (6,158,959)
Interest income ....................................         10,987          61,712          75,465         683,461         788,878
Interest expense ...................................        (25,611)        (56,551)        (36,876)        (90,090)        (23,016)
                                                       ------------    ------------    ------------    ------------    ------------

Net loss ...........................................   $ (2,095,839)   $ (3,042,510)   $ (2,771,738)   $ (3,024,373)   $ (5,393,097)
                                                       ============    ============    ============    ============    ============

Loss per common share (Pro Forma in 1995) ..........                                   $       (.83)   $       (.80)   $       (.96)
                                                                                       ============    ============    ============
Shares used in computing net loss per common
share (pro forma in 1995)* .........................                                      3,338,974       3,766,494       5,615,360
                                                                                       ============    ============    ============

*See Footnote 1 in Financial Statements

                                                                                          December 31,
                                                       1993            1994            1995                1996            1997
Balance Sheet Data:
Cash, cash equivalents
  and short-term investments .......................   $    105,747    $  3,019,483    $    432,126    $ 18,146,248    $ 11,588,286
Working capital (deficit) ..........................        (50,184)      2,662,202        (214,710)     16,990,259      11,555,124
Total assets .......................................        346,970       3,575,565       1,048,000      19,151,982      13,376,170
Notes payable to stockholders, net of
  current portion ..................................        223,986         176,420          82,089              --              --
Accumulated deficit ................................     (4,162,466)     (7,204,976)     (9,976,714)    (13,001,087)    (18,394,184)
Total stockholders' equity (deficit) ...............        (46,849)      2,814,877          46,944      17,575,615      12,310,052

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

     Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of December 31, 1997, the Company had an accumulated deficit of approximately $18.4 million. The HydroDot NeuroMonitoring System and Equinox are currently the Company's principal commercial products and is expected to account for most of the Company's revenue through 1998. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

Results of Operations

     Years Ended December 31, 1997 and 1996

     Revenues were $1,006,000 in 1997, a $592,000 increase over 1996. This was primarily the result of increased Equinox sales, which was introduced in early 1997.

     Cost of goods sold were $1,925,000 in 1997, an increase of $735,000 over 1996. This is due to increased sales and overhead costs associated with the increased levels of manufacturing.

     Research and development expenses were $2,501,000 in 1997, a $1,312,000 increase from 1996. This is primarily due to the increased personnel and consulting costs for the development of the Company's Equinox and Patient State Analyzer (PSA) including clinical trial costs for the PSA.

     Selling, general and administrative expenses were $2,739,000 in 1997, an increase of $1,086,000 over 1996. This was primarily the result of increased sales and marketing expenses associated with the Equinox product introduction.

     Interest income was $789,000 in 1997, an increase of $106,000 over 1996. This was the result of investing the cash proceeds from the Company's initial public offering.

     Interest expense was $23,000 in 1997, a $67,000 decrease from 1996. This was primarily the result of the Company paying off $500,000 in borrowings under a revolving credit facility.

     The Company has experienced operating losses since inception and therefore has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FAS No. 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1997 and 1996, have been established in each period to reflect these uncertainties.

     At December 31, 1997, the Company had federal net operating loss carryforwards of $12,700,000 and federal and state tax credit carryforwards of $284,000, that will expire in varying amounts through 2012, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

     Years Ended December 31, 1996 and 1995

     Revenues were $414,000 in 1996 and $322,000 in 1995. The $92,000 increase in 1996 versus 1995 was primarily the result of increased biosensor sales. The $249,000 increase in 1995 versus 1994 was the result of a full year of sales of the Company's HydroDot NeuroMonitoring System and the introduction of the NeuroLink in 1995.

     Cost of goods sold were $1,190,000 in 1996 and $1,164,000 in 1995. Cost of goods sold increased only $26,000 in 1996 versus 1995 due to lower material costs and no increase in overhead costs. The $541,000 increase in 1995 versus 1994 was due to increased material costs and increased personnel and other costs associated with the scale up of manufacturing.

     Research and development expenses were $1,189,000 and $392,000 in 1996 and 1995, respectively. The $797,000 increase from 1995 to 1996 is primarily due to the increased personnel costs for the development of the Company's Equinox and Patient State Analyzer (PSA) including clinical trial costs for the PSA. The $349,000 decrease from 1994 to 1995 reflects the Company's emphasis on scaling up production and a resulting shift of resources from research and development into manufacturing.

     Selling, general and administrative expenses were $1,653,000 in 1996 and $1,575,000 in 1995. The increase of only $78,000 in 1996 versus 1995 was primarily the result of lower facility and overhead costs. The decrease of $182,000 from 1994 to 1995 was due primarily to lower consulting expenses associated with manufacturing process development.

     Interest income was $684,000 and $75,000 in 1996 and 1995, respectively. The increase of $609,000 in 1996 was the result of investing the cash proceeds from the Company's initial public offering.

     Interest expense was $90,000 and $37,000 in 1996 and 1995, respectively. The $53,000 increase in 1996 was primarily the result of the Company incurring $500,000 in borrowings under a revolving credit facility.

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

Liquidity and Capital Resources

     In April 1996, the Company completed an initial public offering of 2,000,000 shares of common stock at $11.00 per share. Net proceeds to the Company were approximately $19,780,000. At December 31, 1997, the Company's cash, cash equivalents and short-term investments were $11,588,000 as compared to $18,146,000 at December 31, 1996.

     The Company's operating activities used cash of $5,634,000 in 1997 as compared to $2,581,000 in 1996. The $3,053,000 increase in net cash used was primarily the result of an increased net loss of the company, accounts receivable and inventory.

     The Company's financing activities used cash of $549,000 in 1997 as compared to $20,629,000 provided in 1996. The 1997 financing activities included a repayment of the line of credit of $541,000 and payment to stockholders of $82,000 for equipment financing. Financing activities in 1996 consisted principally of $19.8 million in proceeds from the Company's initial public offering.

      Net cash provided by investing activities in 1997 was $14,959,000, as compared with $18,151,000 used in 1996. The increase was due to the proceeds received from maturity of available for sale securities.

      The Company's principal source of liquidity at December 31, 1997 consisted of cash, cash equivalents and short term investments of $11,588,000. The Company believes that its capital resources will be sufficient to meet the Company's operating and capital requirements at least through 1998. The Company's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory approvals, the cost and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance and competitive developments. The Company may in the future seek to raise additional funds through bank facilities, debt equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, if at all.

      The Company has begun to review its computer system for Year 2000 compliance and has designed a plan to test whether their systems will conform to Year 2000 requirements. The Company is expensing all costs associated with these systems changes and does not anticipate that these costs will have a material impact on its financial position or results from operations. Although management does not expect Year 2000 issues to have a material impact on its business or results of operations, there can be no assurance that there will be no interruptions or other limitations of system functionality.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Independent Auditors' Report, Financial Statements and
Notes to Financial Statements begin on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 21, 1998 and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 Election of Directors" in the Proxy Statement.

      The executive officers of the Registrant, who are elected by the board of directors, are as follows:

              Name                  Age                Position

       John A. Williams             50      President, Chief Executive Officer
                                            and Director

       E. Stuart Tuthill            47      Vice President of Sales and
                                            Marketing

       Tibor L. Foldvari, Ph.D.     62      Senior Vice President of Research,
                                            Development and Clinical Affairs

       Daniel W. Muehl              35      Vice President of Finance &
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

      Tibor L. Foldvari, Ph.D. joined the Company in January 1998 as Senior Vice President of Research, Development and Clinical Affairs. Dr. Foldvari served as Director, Advanced Technology at Johnson & Johnson Professional Inc. from 1990 to 1994 and Vice President Research, Development and Engineering at Nellcor, Inc. from 1988 to 1990. Dr. Foldvari received his B.S. and M.S. in Electrical Engineering, and his Ph.D. in Bioengineering from Massachusetts Institute of Technology.

      Daniel W. Muehl joined the Company in February 1998 as Vice President of Finance & Administration and Chief Financial Officer. Previously, Mr. Muehl was Chief Operating Officer and Chief Financial Officer at Number Nine Visual Technology from 1995 to 1998 and served in various finance positions at Powersoft Corporation and Medical Care America from 1991 to 1995. Mr. Muehl is a Certified Public Accountant and served his public accountancy with Ernst &
Young LLP and Laventhol and Horwath from 1985 to 1991.

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

               The following Financial Statements of Physiometrix, Inc. and Report of Ernst & Young LLP, Independent Auditors are in this Form 10-K.

                                                                            Page

               Report of Ernst & Young LLP, Independent Auditors.            F1
               Balance Sheets, December 31, 1996 and 1997.                   F2
               Statements of Operations, Years Ended December 31, 1995,
               1996 and 1997.                                                F3
               Statements of Cash Flows, Years Ended December 31, 1995,
               1996 and 1997.                                                F4
               Statements of Stockholders' Equity, Years Ended December
               31, 1995, 1996 and 1997.                                      F5
               Notes to Financial Statements.                                F6

          2.   Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

          3.   Exhibits

               Refer to (c) below.

     (b)  Reports on Form 8-K

          The Company was not required to and did not file any reports on Form 8-K during the year ended December 31, 1997.

     (c)  Exhibits

          Exhibit                           Description
            No.

            3.1(1)  Restated Certificate of Incorporation of the Company.
            3.2(1)  Bylaws of the Company, as amended.
            4.1(1)  Specimen Common Stock Certificate.
            4.2(1) Form of Warrant Agreement between the Company and Cruttendon Roth Incorporated, with form of Warrant attached.
           10.1(1) Form of Indemnification Agreement between the Company and each of its directors and officers.
           10.2(1) 1991 Incentive Stock Plan and Form of Stock Option Agreement thereunder.
           10.3(2)  1996 Director Option Plan.
           10.4(2) 1996 Employee Stock Purchase Plan and forms of agreements thereunder.
           10.5(1) Lease dated October 11, 1994 between the Company and Yvon Cormier, Trustee of YCEE Investment Trust, for a facility located at Five Billerica Park, 101 Billerica Avenue, North Billerica, Massachusetts 01862.
           10.6(1) Restated Shareholder Rights Agreement dated June 24, 1994 between the Company and certain holders of the Company's securities.
              23.1  Consent of Ernst & Young LLP, Independent Auditors.

          Exhibit                            Description
            No.

              24.1  Power of Attorney. Reference is made to page F-12
              27.1  Financial Data Schedule - 1997 Year End
              27.2  Financial Data Schedule - 1996 Four Columns
              27.3  Financial Data Schedule - 1997 Three Columns

----------

    (1) Filed as an Exhibit to the Company's Registration Statement of Form S-1 (File No. 3302138) and incorporated herein by reference.

    (2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 333-16525) and incorporated herein by reference.
                                      30

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Physiometrix, Inc.

     We have audited the accompanying balance sheets of Physiometrix, Inc. as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physiometrix, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 20, 1998

                               PHYSIOMETRIX, INC.
                                 BALANCE SHEETS

                                                                          December 31
                                                                     1996             1997
                           ASSETS
Current assets:
   Cash and cash equivalents................................    $    328,331    $  9,104,147
   Short-term investments ...................................     17,817,917       2,484,139
   Accounts receivable, net of allowances of $20,000 in
      1996 and $25,000 in 1997 for doubtful accounts ........         38,196         311,194
   Inventories, net .........................................        279,789         640,131
   Prepaid expenses .........................................        102,393          81,631
                                                                ------------    ------------
Total current assets ........................................     18,566,626      12,621,242
Equipment, net ..............................................        492,838         662,410
Due from officer ............................................         84,000          84,000
Other assets ................................................          8,518           8,518
                                                                ------------    ------------

Total assets................................................    $ 19,151,982    $ 13,376,170
                                                                ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .........................................   $    691,690    $    621,353
   Accrued expenses .........................................        261,107         444,765
   Demand note payable ......................................        541,334
   Current portion of notes payable to stockholder ..........         82,236
                                                                ------------    ------------
Total current liabilities ...................................      1,576,367       1,066,118
Commitments and contingencies
Stockholders' equity ........................................
   Preferred stock: $.001 par value; 10,000,000 shares
   authorized:
   Common stock: $.001 par value, 50,000,000 shares
   authorized; 5,580,324 shares in 1996 and 5,640,825
   shares in 1997 issued and outstanding ....................          5,580           5,641
Additional paid-in capital ..................................     30,571,122      30,698,595
Accumulated deficit .........................................    (13,001,087)    (18,394,184)
                                                                ------------    ------------
Total stockholders' equity ..................................     17,575,615      12,310,052
                                                                ------------    ------------
Total liabilities and stockholders' equity ..................   $ 19,151,982    $ 13,376,170
                                                                ============    ============

                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS

                                                            Year ended  December 31,
                                                    1995          1996           1997

Revenues ...................................   $   321,835    $   413,698    $ 1,006,381

Costs and expenses:
   Cost of goods sold ......................     1,164,268      1,189,510      1,925,316
   Research and development ................       392,413      1,189,336      2,500,601
   Selling, general and administrative .....     1,575,481      1,652,596      2,739,423
                                               -----------    -----------    -----------

                                                 3,132,162      4,031,442      7,165,340
                                               -----------    -----------    -----------

Operating loss .............................    (2,810,327)    (3,617,744)    (6,158,959)
Interest income ............................        75,465        683,461        788,878
Interest expense ...........................       (36,876)       (90,090)       (23,016)
                                               -----------    -----------    -----------

Net loss ...................................   $(2,771,738)   $(3,024,373)   $(5,393,097)
                                               ===========    ===========    ===========

Loss per common share (Pro Forma in 1995) ..   $      (.83)   $      (.80)   $      (.96)
                                               ===========    ===========    ===========
Shares used in computing net loss per common
share (pro forma in 1995) ..................     3,338,974      3,766,494      5,615,360
                                               ===========    ===========    ===========

                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                           Year ended December 31,
                                                                                     1995            1996             1997
                                                                                     ----            ----             ----
Operating Activities:
Net loss ..................................................................     $(2,771,738)    $ (3,024,373)    $ (5,393,097)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................          96,342          114,640          205,456
   Stock compensation .....................................................              --               --           53,000
   Loss on disposal of equipment ..........................................          22,433              325               --
   Changes in operating assets and liabilities:
      Accounts receivable .................................................         (42,736)          52,716         (272,998)
      Inventories .........................................................         (42,111)        (107,927)        (360,342)
      Prepaid expenses and other assets ...................................           6,839          (60,236)          20,762
      Accounts payable and accrued expenses ...............................           1,453          443,844          113,321
                                                                                -----------      -----------     ------------
Net cash used in operating activities .....................................      (2,729,518)      (2,581,011)      (5,633,898)
Investing activities:
Purchase of equipment .....................................................        (106,747)        (334,178)        (375,028)
Proceeds from sale of equipment ...........................................           6,188              800               --
Purchase of available-for-sale securities .................................              --     (150,684,912)    (127,696,952)
Proceeds from maturity of available-for-sale securities ...................              --      132,866,995      143,030,730
                                                                                -----------      -----------     ------------

Net cash provided by (used in) investing activities .......................        (100,559)     (18,151,295)      14,958,750
Financing activities:
Proceeds from (payments on) demand note ...................................              --          541,334         (541,334)
Proceeds from notes payable to stockholders ...............................         308,972          380,428
Principal payments on notes payable to
stockholders ..............................................................         (70,057)        (100,895)         (82,236)
Proceeds from issuance of common stock ....................................           3,805       19,807,644           74,534
                                                                                -----------     ------------     ------------
Net cash provided by (used in) financing activities .......................         242,720       20,628,511         (549,036)
                                                                                -----------     ------------     ------------
Net increase (decrease) in cash and cash quivalents .......................      (2,587,357)        (103,795)       8,755,816
Cash and cash equivalents at beginning of year ............................       3,019,483          432,126          328,331
                                                                                -----------     ------------     ------------

Cash and cash equivalents at end of year ..................................     $   432,126     $    328,331     $  9,104,147
                                                                                ===========     ============     ============

                              See accompanying notes

                               PHYSIOMETRIX, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Preferred Stock              Common Stock             Additional

                                                 Shares          Amount         Shares        Amount     Paid-in-Capital

Balance at December 31, 1994 .............     4,027,662      $   4,028         40,674        $   41      $10,015,784
   Issuance of common stock upon
       exercise of options ...............                                      93,480            93            3,412
   Issuance of warrants ..................                                                                        300
   Net loss ..............................
                                             -----------      ---------     ----------       -------      -----------

Balance at December 31, 1995  ............     4,027,662          4,028        134,154           134       10,019,496
   Issuance of common stock pursuant
       to initial public offering, net of
       issuance costs of $671,160 ........                                   2,000,000         2,000       19,776,841
   Conversion of preferred stock to
       common stock pursuant to initial
       public offering ...................    (4,027,662)        (4,028)     3,222,130         3,222              806
   Conversion of bridge loan financing
       to common stock pursuant to initial
       public offering ...................                                      62,672            63          689,337
   Deferred compensation related to
       stock options granted .............                                                                     56,000
   Issuance of common stock upon
       exercise of options ...............                                     161,368           161           28,157
   Issuance of warrants ..................                                                                        485
   Net loss...............................
                                             -----------      ---------     ----------       -------      -----------
Balance at December 31, 1996 .............                                   5,580,324         5,580       30,571,122
   Issuance of common stock upon
       exercise of options ...............                                      35,861            36           10,088
   Issuance of Common Stock under
       Employee Stock Purchase Plan ......                                      24,640            25           64,385
   Stock compensation ....................                                                                     53,000
   Net loss ..............................
                                             -----------      ---------     ----------       -------      -----------
Balance at December 31, 1997 .............                    $              5,640,825       $ 5,641      $30,698,595
                                             ===========      =========     ==========       =======      ===========


                                               Accumulated        Total
                                                                Stockholders'
                                                 Deficit          Equity
Balance at December 31, 1994 .............   $ (7,204,976)    $ 2,814,877
   Issuance of common stock upon
       exercise of options ...............                          3,505
   Issuance of warrants ..................                            300
   Net loss ..............................     (2,771,738)     (2,771,738)
                                             ------------     -----------
Balance at December 31, 1995  ............     (9,976,714)         46,944
   Issuance of common stock pursuant
       to initial public offering, net of
       issuance costs of $671,160 ........                     19,778,841
   Conversion of preferred stock to
       common stock pursuant to initial
       public offering ...................
   Conversion of bridge loan financing
       to common stock pursuant to initial
       public offering ...................                        689,400
   Deferred compensation related to
       stock options granted .............                         56,000
   Issuance of common stock upon
       exercise of options ...............                         28,318
   Issuance of warrants ..................                            485
   Net loss...............................     (3,024,373)     (3,024,373)
                                             ------------     -----------
Balance at December 31, 1996 .............    (13,001,087)     17,575,615
   Issuance of common stock upon
       exercise of options ...............                         10,124
   Issuance of Common Stock under
       Employee Stock Purchase Plan ......                         64,410
   Stock compensation ....................                         53,000
   Net loss ..............................     (5,393,097)     (5,393,097)
                                             ------------     -----------
Balance at December 31, 1997 .............   $(18,394,184)    $12,310,052
                                             ============     ===========


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

Concentrations of Credit Risk

      The Company places its cash investments in high quality short-term, interest-bearing investment grade securities including U.S. Treasury securities and high grade corporate notes. By policy, the Company limits the amount of credit exposure in any one financial instrument or institution. One customer accounted for 34% of accounts receivable and 10% of revenue at December 31, 1997. Two customers each accounted for approximately 12% of revenue in 1996 and one customer accounted for 22% of revenue in 1995.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

Equipment

      Equipment is recorded at cost and is depreciated using the straight line method over its estimated useful life of five years.

Revenue Recognition

      The Company recognizes revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment

Stock - Based Compensation

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

Net Loss Per Common Share

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Pursuant to the previous requirements of the Securities and Exchange Commission (SEC), common shares and common share equivalents issued by the Company during the twelve-month period prior to the initial public offering of the Company's common stock had been included in the calculations as if they were outstanding for all periods prior to the offering in April 1996 whether or not they were anti-dilutive. In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to Statement 128 and eliminated inclusion of such shares in the computation of earnings per share. All earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the Statement 128 and SEC requirements.

Accounting Pronouncements

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statement.

2.    Inventories

      Inventories consist of the following at December 31:


                                                         1996         1997
      Raw materials.................................     $ 149,032    $ 405,446
      Work in progress..............................        78,726       67,391
      Finished goods................................        52,031      167,294
                                                         ---------    ---------
                                                         $ 279,789    $ 640,131
                                                         =========    =========


3.    Equipment

      Equipment, net consists of the following at December 31:

                                                  1996             1997
       Computer equipment ................       $ 362,746        $  602,726
       Machinery and equipment ...........         414,831           549,879
                                                 ---------        ----------
                                                   777,577         1,152,605

       Accumulated depreciation ..........        (284,739)         (490,195)
                                                 ---------        ----------

                                                 $ 492,838        $  662,410
                                                 =========        ==========

4.    Accrued Expenses

      Accrued expense consist of the following at December 31:

                                                   1996              1997
       Payroll .............................     $ 115,036        $  169,056
       Professional fees ...................        65,731           141,425
       Other ...............................        80,340           134,284
                                                 ---------        ----------

                                                 $ 261,107        $  444,765
                                                 =========        ==========

5.    Financing Arrangements

      The Company had a credit agreement with a lending institution which allowed for borrowings up to $500,000, accrued interest at 12.5% and expired in March 1997. The line of credit was collatoralized by a $500,000 certificate of deposit. Borrowings outstanding were $541,334 at December 31, 1996. There were no borrowings outstanding at December 31, 1997. The Company made a final payment of $53,000 to a stockholder for equipment financing in 1997. Interest paid approximated interest expense in 1995, 1996 and 1997.

6.    Leases

      The Company leases its administrative and manufacturing facility under a non-cancelable operating lease which expires in December 1999. Future minimum operating lease payments as of December 31, 1997 are as follows:

       1998...........................................  $ 103,630

       1999...........................................    103,630
                                                        ---------
       Total minimum lease payments...................  $ 207,260
                                                        =========

      Total rent expense was approximately $165,000 in 1995, $ 96,000 in 1996 and $115,000 in 1997.

7.    Stockholders' Equity

      The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, in one or more series, each of such series to have such rights and preferences, including voting rights, dividends rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

      The Company has warrants outstanding to purchase 100,000, 6,000 and 52,227 shares of common stock at $13.20, $11.00 and $6.60 per share respectively, expiring in 2001. At December 31, 1997, 1,479,790 shares of common stock have been reserved for issuance upon exercise of common stock warrants and stock options.

8.    Employee Benefit Plans

      Stock Option Plans

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

      The Company's 1996 Director Option Plan (The Director Plan) provides that each nonemployee director who becomes a director will be granted a nonstatutory option to purchase 15,000 shares of common stock at its then fair market value. Annually thereafter, each nonemployee director will be granted a nonstatutory option to purchase 5,000 shares of common stock as its then fair market value. All options will vest ratably over four years and expire ten years after date of grant. A total of 150,000 shares of common stock are available for grant under the Director Plan.

      A summary of option activity for the two plans is as follows:


                                        1995         1996          Weighted         1997     Weighted
                                                                    Average                   Average
                                                                   Exercise                  Exercise
                                                                     Price                     Price
Outstanding at beginning of year         606,000          748,228    $  .30         685,681    $1.03

Granted ........................         266,388          109,400      4.59         246,100     2.78
Canceled .......................         (30,680)         (10,597)      .33         (48,359)    1.97
Exercised ......................         (93,480)        (161,350)      .11         (35,861)     .28
                                         -------         --------                   -------
Outstanding at end of year .....         748,228          685,681    $ 1.03         847,561    $1.51
                                         =======          =======    ======         =======    =====
Price Range at end of year .....     $.04 - $.63     $.04 - $6.25              $.04 - $6.25
                                     ===========     ============              ============
Exercisable at end of year .....         281,016          327,493    $  .55         513,668    $1.03
                                                                     ======         =======    =====
                                     ===========     ============
Available for grant at end of
year ...........................          59,374          671,743                   474,002
                                     ===========     ============                   =======

      The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1997:


      Exercise          Options          Options
      Price             Outstanding      Exercisable
    $.04 - $.63         514,434          425,051
  $2.38 - $6.25         333,127           88,617
                        -------          -------
                        847,561          513,668

The weighted average contractual life of options outstanding at December 31, 1996 and 1997 was 8.1 years and 7.9 years, respectively. The weighted average fair value of options granted in 1996 was $3.03 and $2.38 in 1997.

      Pro forma information regarding net loss and net loss per share was computed in accordance with Statement 123, and has been determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, risk-free interest rate of 5.91%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 118% and a weighted-average expected life of the option of 5.5 years. The Company has determined that the pro forma net loss per share as computed under Statement 123 is not materially different from the net loss per share as currently disclosed under APB 25.

      Employee  Stock Purchase Plan

      Under the 1996 Employee Stock Purchase Plan ("the Purchase Plan") eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or end of each six month purchase period. Participation in the offering is limited to 20% of the employees compensation or $25,000 in any purchase period. The first offering commenced on December 1, 1996 and the Purchase Plan will terminate April 2006. A total of 150,000 shares of common stock has been reserved for issuance under the Purchase Plan.

      401(k) Savings Plan

      The 401(k) Savings Plan ("Savings Plan") allows all employees that have attained the age of 21 to make annual, tax-deferred contributions of up to 15% of their eligible compensation. Annually, the Company may make discretionary matching contributions based upon a percentage of the employees' contributions. The Company made no such contributions to the Savings Plan in 1997, 1996 or 1995.

9.    Income Taxes

      Since the Company has incurred only losses since inception, and due to the degree of uncertainty related to the use of the loss carryforwards, the Company has fully reserved this benefit. At December 31, 1997, the Company had tax net operating loss carryforwards of approximately $12.7 million available to offset federal taxable income. The Company also has research and development tax credit carryforwards of approximately $284,000 available to offset federal and state income taxes. Both carryforwards expire in varying amounts through 2012. The Company also had approximately $11.4 million in net operating loss carryforwards to offset state taxable income. This carryforward expires in varying amounts through 2002. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards will be subject to annual limitations based upon ownership changes of the Company's stock which have occurred.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                          1996          1997
       Net operating loss carryforwards............... $3,621,000   $5,004,000

       Research and development costs.................  1,077,000    1,831,000
       Research and development tax credits...........    196,000      284,000
       Other..........................................    172,000      134,000
                                                       ----------   ----------
                                                        5,066,000    7,253,000
       Valuation allowance............................ (5,066,000)  (7,253,000)
                                                       ----------   ----------
       Net deferred tax asset......................... $   --       $   --
                                                       ==========   ==========

      The valuation allowance increased by $2,187,000 in 1997 due primarily to the unbenefitted net operating loss incurred in 1997. The tax net operating loss carryforward differs from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes, consisting primarily of research and development costs.

10.   Related Party Transactions

      Certain of the Company's legal services, principally related to patent matters, are provided by a firm which is affiliated with a director/shareholder. Payments to this company amounted to approximately $26,200, $51,000 and $23,900 in 1995, 1996 and 1997, respectively.

      The Company has a loan outstanding to an officer in the amount of $84,000 at December 31, 1997 which is due periodically from 1999 to 2002. The loan accrued interest at the applicable federal rate (6.31% at December 31, 1997).

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

                                    Physiometrix, Inc.


                                    By:       /s/ JOHN A. WILLIAMS
                                        ---------------------------------------
                                                  John A. Williams
                                        President and Chief Executive Officer

      KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Williams and Daniel W. Muehl, jointly and severally, his or her attorneys in fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                          Title                         Date

   /s/ JOHN A. WILLIAMS      President, Chief Executive Officer and    March 31, 1998
--------------------------   Director (Principal Executive Officer)
       John A. Williams


   /s/ DANIEL W. MUEHL       Vice President and Chief Financial        March 31, 1998
--------------------------   Officer (Principal Financial and
      Daniel W. Muehl        Accounting Officer)


   /s/ THOMAS BARUCH         Director                                  March 31, 1998
--------------------------
       Thomas Baruch


   /s/ JAMES E. NICHOLSON    Director                                  March 31, 1998
--------------------------
    James E. Nicholson


   /s/ JAMES A. SAALFIELD    Director                                  March 31, 1998
--------------------------
    James A. Saalfield


   /s/ THOMAS J. TOY         Director                                  March 31, 1998
--------------------------
        Thomas J. Toy

                                  EXHIBIT INDEX

     (c)  Exhibits

--------
          Exhibit                           Description
            No.

            3.1(1) Restated Certificate of Incorporation of the Company.
            3.2(1) Bylaws of the Company, as amended.
            4.1(1) Specimen Common Stock Certificate.
            4.2(1) Form of Warrant Agreement between the Company and Cruttendon
                   Roth Incorporated, with form of Warrant attached.
           10.1(1) Form of Indemnification Agreement between the Company and each of its directors and officers.
           10.2(1) 1991 Incentive Stock Plan and Form of Stock Option Agreement
                   thereunder.
           10.3(2) 1996 Director Option Plan.
           10.4(2) 1996 Employee Stock Purchase Plan and forms of agreements thereunder.
           10.5(1) Lease dated October 11, 1994 between the Company and Yvon
                   Cormier, Trustee of YCEE Investment Trust, for a facility located at Five Billerica Park, 101 Billerica Avenue, North Billerica, Massachusetts 01862.
           10.6(1) Restated Shareholder Rights Agreement dated June 24, 1994 between the Company and certain holders of the Company's securities.
              23.1 Consent of Ernst & Young LLP, Independent Auditors.
              24.1 Power of Attorney. Reference is made to page F-12.
              27.1 Financial Data Schedule - 1997 Year-End
              27.2 Financial Data Schedule - 1996 - Four Columns
              27.3 Financial Data Schedule - 1997 - Three Columns
------------------

               (1) Filed as an Exhibit to the Company's Registration
                   Statement on Form S-1 (File No. 33302138) and incorporated herein by reference.

               (2) Filed as an Exhibit to the Company's Registration
                   Statement on Form S-8 (File No. 33316525) and incorporated herein by reference.