Form 10-Q
period 1998-03-31
PHYSIOMETRIX INC
filed 1998-05-04
CIK 1010397

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1998

                                         OR

            () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______
                           Commission file number 1010397

                          --------------------------------


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

                                   (978) 670-2422
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  ITEM 1 - Yes X      No ___
                                                ITEM 2 - Yes X      No ___

The number of shares outstanding of each of the issuer's classes of common stock as of

                       Class                 Outstanding at March 31, 1998
                       -----                 -----------------------------
          Common Stock, $.001 par value                 5,667,075

                                 PHYSIOMETRIX, INC.

                                 TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                          PAGE NO.
        ITEM 1  Financial Statements

                Balance Sheets as of December 31, 1997 and                3
                March 31, 1998

                Statements of Operations for the Three Months             4
                ended March 31, 1997 and 1998

                Statements of Cash Flows for the Three Months             5
                ended March 31, 1997 and 1998

                Notes to Financial Statements                             6

        ITEM 2  Management s Discussion and Analysis of                   7
                Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                               10

SIGNATURES                                                               11

                               PHYSIOMETRIX, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                                                DECEMBER 31           MARCH 31
                                                                                                   1997                1998
                                                                                              --------------      --------------
                                           ASSETS
Current assets:
   Cash and cash equivalents...............................................................   $    9,104,147      $    9,030,989
   Short-term investments..................................................................        2,484,139             687,718
   Accounts receivable, net................................................................          311,194             111,140
   Inventories, net........................................................................          640,131             747,143
   Prepaid expenses........................................................................           81,631              81,493
                                                                                              --------------      --------------
Total current assets.......................................................................       12,621,242          10,658,483

Property, plant and equipment..............................................................        1,152,605           1,188,111
Less allowances for depreciation...........................................................         (490,195)           (546,350)
                                                                                              --------------      --------------
                                                                                                     662,410             641,761
Due from officer...........................................................................           84,000              84,000
Other assets...............................................................................            8,518               8,520
                                                                                              --------------      --------------

Total assets...............................................................................   $   13,376,170      $   11,392,764
                                                                                              --------------      --------------
                                                                                              --------------      --------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................................   $      621,353      $      436,884
   Accrued expenses........................................................................          444,765             571,295
                                                                                              --------------      --------------
Total current liabilities..................................................................        1,066,118           1,008,179
Stockholders' equity
   Preferred stock: $.001 par value; 10,000,000 shares authorized:
   Common stock: $.001 par value, 50,000,000 shares authorized;                                        -                    -
   5,640,825 shares in 1997 and 5,667,075 shares in 1998 issued and outstanding............            5,641               5,667
Additional paid-in capital.................................................................       30,698,595          30,714,976
Accumulated deficit........................................................................      (18,394,184)        (20,336,058)
                                                                                              --------------      --------------
Total stockholders' equity.................................................................       12,310,052          10,384,585
                                                                                              --------------      --------------
Total liabilities and stockholders' equity.................................................   $   13,376,170      $   11,392,764
                                                                                              --------------      --------------
                                                                                              --------------      --------------

                             See accompanying notes

                                PHYSIOMETRIX, INC.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                          ------------------------
                                                              1997         1998
                                                          -----------  -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . .     $   203,727  $   183,840

Costs and expenses:
   Cost of goods sold . . . . . . . . . . . . . . . .         394,298      481,092
   Research and development . . . . . . . . . . . . .         570,780    1,086,415
   Selling, general and administrative  . . . . . . .         574,896      694,571
                                                          -----------  -----------
                                                            1,539,974    2,262,078
                                                          -----------  -----------
Operating loss  . . . . . . . . . . . . . . . . . . .      (1,336,247)  (2,078,238)

Interest income . . . . . . . . . . . . . . . . . . .         215,314      136,364
Interest expense  . . . . . . . . . . . . . . . . . .         (18,919)      -
                                                          -----------  -----------

Net loss  . . . . . . . . . . . . . . . . . . . . . .    $ (1,139,852) $(1,941,874)
                                                          -----------  -----------
                                                          -----------  -----------

Net loss per share. . . . . . . . . . . . . . . . . .    $      (0.20) $     (0.34)
                                                          -----------  -----------
                                                          -----------  -----------

Shares used in computing net loss per common share. .       5,587,775    5,658,325
                                                          -----------  -----------
                                                          -----------  -----------

                            See accompanying notes

                              PHYSIOMETRIX, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                          -----------------------------
                                                              1997            1998
                                                          -------------  --------------
OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . . . . . . . . . . .     $ (1,139,852)  $  (1,941,874)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization . . . . . . . . . .           45,516          56,155
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . .          (84,385)        200,054
      Inventories . . . . . . . . . . . . . . . . . .          (26,315)       (107,012)
      Prepaid expenses and other assets . . . . . . .          (37,881)            136
      Accounts payable and accrued expenses . . . . .         (223,289)        (57,940)
                                                          -------------  --------------
Net cash used in operating activities . . . . . . . .       (1,466,206)     (1,850,481)

INVESTING ACTIVITIES:
Purchase of equipment . . . . . . . . . . . . . . . .         (107,908)        (35,506)
Purchase of available-for-sale securities . . . . . .      (41,813,005)    (30,745,019)
Proceeds from maturity of available-for-sale
  securities. . . . . . . . . . . . . . . . . . . . .       43,844,016      32,541,440
                                                          -------------  --------------
Net cash provided by investing activities . . . . . .        1,923,103       1,760,915

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net . . . . .              802          16,408
Principal payments on short-term debt . . . . . . . .         (541,334)        -
Principal payments on notes payable to
  stockholders  . . . . . . . . . . . . . . . . . . .          (33,175)
                                                          -------------  --------------
Net cash provided by (used in) financing
  activities  . . . . . . . . . . . . . . . . . . . .         (573,707)         16,408
                                                          -------------  --------------
Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . . . . .         (116,810)        (73,158)

Cash and cash equivalents at beginning of period. . .          328,331       9,104,147
                                                          -------------  --------------
Cash and cash equivalents at end of period. . . . . .     $    211,521   $   9,030,989
                                                          -------------  --------------
                                                          -------------  --------------

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

   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other interim period. The accompanying financial statements should be read in conjunction with the audited financial statements for the period ending December 31, 1997.

NOTE B - INVENTORIES

          Inventories consist of the following:

                                                        December 31    March 31
                                                           1997         1998
                                                        -----------   ----------
Raw materials                                           $   405,446   $  477,643
Work-in-process                                              67,391       81,936
Finished goods                                              167,294      187,564
                                                        -----------   ----------
                                                        $   640,131   $  747,143
                                                        -----------   ----------
                                                        -----------   ----------


NOTE C - ACCOUNTING PRONOUNCEMENTS
NET LOSS PER COMMON SHARE

  IN ACCORDANCE WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 128, EARNINGS PER SHARE, THE COMPANY IS REQUIRED TO CALCULATE BASIC AND DILUTED EARNINGS PER SHARE. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. BASIC AND DILUTED EARNINGS PER SHARE ARE THE SAME FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of Physiometrix, Inc. should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and other risks detailed from time to time in the Company's SEC reports, including its annual report on Form 10-K for the year ended December 31, 1997. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy;
(ii) products under development; (iii) marketing and distribution;
(iv) research and development; (v) manufacturing; (vi) competition;
(vii) government regulation especially as it relates to FDA approvals;
(viii) third-party reimbursement and (ix) operating and capital requirements.

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

   Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of March 31, 1998, the Company had an accumulated deficit of approximately $20.3 million. The HydroDot NeuroMonitoring System and Equinox are currently the Company's principal commercial products and is expected to account for most of the Company's revenue through 1998. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

THREE MONTHS ENDED MARCH 31, 1998

   REVENUES

   Revenues decreased 10% to $183,840 for the three months ended March 31, 1998 from $203,727 for the three months ended March 31, 1997. This decrease is primarily the result of a lower level of sales of the Company's Equinox EEG System and e-Net neuromonitoring equipment.

    COST OF GOODS SOLD

    Cost of goods sold increased 22% to $481,092 for the three months ended March 31, 1998 from $394,298 for the three months ended March 31, 1997. This increase was primarily due to a higher headcount in Manufacturing and Quality Assurance Departments.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of salaries, consulting fees and clinical trial expenses increased 90% to $1,086,415 for the three months ended March 31, 1998 from $570,780 for the three months ended March 31, 1997. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer and continued enhancements and support for the Company's existing products.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased 21% to $694,571 for the three months ended March 31, 1998 from $574,896 for the three months ended March 31, 1997. This increase is primarily due to additional costs associated with sales and marketing personnel and other costs for the support of the Equinox EEG System.

   INTEREST INCOME AND EXPENSE:

   Interest income decreased $78,949 to $136,365 for the three months ended March 31, 1998 from $215,314 for the three months ended March 31, 1997. This was the result of a lower average cash balance in the first quarter of 1998 versus the first quarter of 1997. Interest expense decreased $18,919 to zero for the three months ended March 31, 1998. This decrease was primarily the result of a repayment of $541,334 under a revolving line of credit in March, 1997.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1998, the Company's cash, cash equivalents and short-term investments were $9,719,000 as compared to $11,588,000 at December 31, 1997.

    The Company's operating activities used cash of $1,850,480 in the three months ended 1998 as compared to $1,466,206 in the three months ended 1997. The $384,274 increase in net cash used was primarily the result of an increased net loss of the company, accounts payable and inventory.

    The Company's financing activities provided cash of $16,407 in the three months ended 1998 as compared to $573,707 used in the three months ended 1997. The 1997 financing activities included a repayment of the line of credit of $541,334.

    Net cash provided by investing activities in the three months ended 1998 was $1,760,915, as compared with $1,923,103 provided in the three months ended 1997. The decrease was due to maturity of available for sale securities, which was less than the same period in the prior year.

    The Company's principal source of liquidity at March 31, 1998 consisted of cash, cash equivalents and short term investments of $9,719,000. The Company believes that its capital resources will be sufficient to meet the Company's operating and capital requirements at least through 1998. The Company's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory approvals, the cost and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance and competitive developments. The Company may in the future seek to raise additional funds through bank facilities, debt equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, if at all.

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

                               PHYSIOMETRIX, INC.

                                 MARCH 31, 1998



PART II   Other Information

          ITEM 1    Legal Proceedings:
                    Not applicable.

          ITEM 2    Changes in Securities:
                    Not applicable.

          ITEM 3    Defaults upon Senior Securities:
                    Not applicable.

          ITEM 4    Submission of matters to a vote of security holders:
                    None.

          ITEM 5    Other information:
                    None.

          ITEM 6    Exhibits and reports on Form 8-K:

                    (a)    Exhibits

                           27.1 Financial Data Schedule

                    (b)    Reports on Form 8-K - None

                               MARCH 31, 1998

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHYSIOMETRIX, INC.


DATE:   May 1, 1998


                                   BY: /s/John A. Williams
                                       ------------------------------
                                       John A. Williams
                                       President, Chief Executive
                                       Officer

                                   BY: /s/Daniel W. Muehl
                                       ------------------------------
                                       Daniel W. Muehl
                                       Vice President and Chief
                                       Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)