Form 10-Q
period 1998-06-30
PHYSIOMETRIX INC
filed 1998-08-05
CIK 1010397

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

           () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------
                         Commission file number 1010397
                                                -------

                         ------------------------------


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

                                 (978) 670-2422
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ITEM 1 - Yes X No
                                                ---    ---
                                   ITEM 2 - Yes  X  No
                                                ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of

         Class                                  Outstanding at June 30, 1998
         -----                                  ----------------------------
Common Stock, $.001 par value                            5,686,044

                               PHYSIOMETRIX, INC.

                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                          PAGE NO.
      ITEM 1            Financial Statements

                        Balance Sheets as of December 31, 1997 and June 30, 1998             3

                        Statements of Operations for the Three Month and Six Month           4
                        Periods ended June 30, 1997 and 1998

                        Statements of Cash Flows for the Six Months ended June 30,           5
                        1997 and 1998

                        Notes to Financial Statements                                        6

      ITEM 2            Management's Discussion and Analysis of Financial                    7
                        Condition and Results of Operations


PART II    OTHER INFORMATION                                                                12

SIGNATURES                                                                                  13


                               PHYSIOMETRIX, INC.
                                 BALANCE SHEETS

                                   (Unaudited)

                                                                     December 31         June 30
                                                                        1997               1998
                                                                    ------------     ------------
                             ASSETS
Current assets:
  Cash and cash equivalents ....................................    $  9,104,147     $  7,580,180
  Short-term investments .......................................       2,484,139             --
  Accounts receivable, net .....................................         311,194           90,504
  Inventories, net .............................................         640,131          258,306
  Prepaid expenses .............................................          81,631           96,208
                                                                    ------------     ------------
Total current assets ...........................................      12,621,242        8,025,198

Property, plant and equipment ..................................       1,152,605          691,376
Less allowances for depreciation ...............................        (490,195)        (324,422)
                                                                    ------------     ------------
                                                                         662,410          366,954

Due from officer ...............................................          84,000           84,000
Other assets ...................................................           8,518            6,318
                                                                    ------------     ------------
Total assets ...................................................    $ 13,376,170     $  8,482,470
                                                                    ------------     ------------
                                                                    ------------     ------------
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................    $    621,353     $    333,262
  Accrued expenses .............................................         444,765          474,414
                                                                    ------------     ------------
Total current liabilities ......................................       1,066,118          807,676
Stockholders' equity
  Preferred stock: $.001 par value; 10,000,000 shares authorized:           --               --
  Common stock: $.001 par value, 50,000,000 shares authorized;
    5,640,825 shares in 1997 and 5,686,044 shares in 1998 issued
    and outstanding ............................................           5,641            5,686
Additional paid-in capital .....................................      30,698,595       30,769,485
Accumulated deficit ............................................     (18,394,184)     (23,100,377)
                                                                    ------------     ------------
Total stockholders' equity .....................................      12,310,052        7,674,794
                                                                    ------------     ------------
Total liabilities and stockholders' equity .....................    $ 13,376,170     $  8,482,470
                                                                    ------------     ------------
                                                                    ------------     ------------


                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Three Months Ended              Six Months Ended
                                                                  June 30                         June 30
                                                                  -------                         -------
                                                           1997            1998            1997            1998
                                                           ----            ----            ----            ----
Revenues .........................................    $   218,496     $   149,326     $   422,223     $   333,166

Costs and expenses:

  Cost of goods sold .............................        408,722         776,346         803,020       1,257,437
  Research and development .......................        520,051       1,390,580       1,090,831       2,476,995
  Selling, general and
    administrative ...............................        622,760         592,864       1,197,656       1,287,436
  Equipment writeoff .............................           --           266,504            --           266,504
                                                      -----------     -----------     -----------     -----------
                                                        1,551,533       3,026,294       3,091,507       5,288,372
                                                      -----------     -----------     -----------     -----------
Operating loss ...................................     (1,333,037)     (2,876,968)     (2,669,284)     (4,955,206)

Interest income ..................................        210,833         112,648         426,147         249,013
Interest expense .................................         (1,755)           --           (20,674)           --
                                                      -----------     -----------     -----------     -----------
Net loss .........................................    $(1,123,959)    $(2,764,320)    $(2,263,811)    $(4,706,193)
                                                      -----------     -----------     -----------     -----------
                                                      -----------     -----------     -----------     -----------
Net loss per share ...............................    $     (0.20)    $     (0.49)    $     (0.40)    $     (0.83)
                                                      -----------     -----------     -----------     -----------
                                                      -----------     -----------     -----------     -----------
Shares used in computing net loss per common
  share ..........................................      5,611,134       5,676,559       5,599,519       5,667,442
                                                      -----------     -----------     -----------     -----------
                                                      -----------     -----------     -----------     -----------

                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                           June 30
                                                                                           -------
                                                                                    1997             1998
                                                                                    ----             ----
Operating activities:
Net loss ..................................................................    $ (2,263,811)    $ (4,706,193)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................          96,384          104,732
  Equipment writeoff ......................................................            --            287,725
  Changes in operating assets and liabilities:
    Accounts receivable ...................................................         (85,078)         220,690
    Inventories ...........................................................        (263,136)         381,825
    Prepaid expenses and other assets .....................................         (10,891)         (12,377)
    Accounts payable and accrued expenses .................................        (196,604)        (258,442)
                                                                                 -----------      -----------
Net cash used in operating activities .....................................      (2,723,136)      (3,982,040)

Investing activities:
Purchase of equipment .....................................................        (139,282)         (97,001)
Purchase of available-for-sale securities .................................     (77,406,179)     (22,957,398)
Proceeds from maturity of available-for-sale securities ...................      81,018,425       25,441,537
                                                                                 -----------      -----------
Net cash provided by investing activities .................................       3,472,964        2,387,138

Financing activities:
Proceeds from issuance of common stock, net ...............................          47,836           70,935
Principal payments on demand note .........................................        (541,334)            --
Principal payments on notes payable to stockholders .......................         (56,776)            --
                                                                                 -----------      -----------
Net cash provided by (used in) financing activities .......................        (550,274)          70,935
                                                                                 -----------      -----------
Net increase (decrease) in cash and cash equivalents ......................         199,554       (1,523,967)
Cash and cash equivalents at beginning of period ..........................         328,331        9,104,147
                                                                                 -----------      -----------
Cash and cash equivalents at end of period ................................    $    527,885      $ 7,580,180
                                                                                 -----------      -----------
                                                                                 -----------      -----------


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

Note B - Inventories

     Inventories consist of the following:


                                                   December 31    June 30
                                                      1997         1998
                                                      ----         ----
Raw materials ..................................    $405,446    $113,855
Work-in-process ................................      67,391      98,584
Finished goods .................................     167,294      45,867
                                                    --------   ---------
                                                    $640,131    $258,306
                                                    --------   ---------
                                                    --------   ---------


Note C - Net Loss Per Common Share

     In accordance with Financial Accounting Standards Board statement No. 128, Earnings per share, the company is required to calculate basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic and diluted earnings per share are the same for the Three Month and Six Month Periods ended June 30,1998 and 1997.

Note D - Discontinued Product Line

     The Company discontinued its Equinox Product Line during May 1998. As a result, the Company incurred costs for writedowns of fixed assets and inventory and for severance related to head count reductions aggregating approximately $650,000.

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

         Overview

         Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its eoNet headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company also has two additional neurological monitoring products, the Equinox EEG System which was commercially introduced in February 1997 and subsequently discontinued in June 1998 and the Patient State Analyzer, which is currently in clinical trials. The Company believes that the Patient State Analyzer will be subject to FDA 510(k) clearance notification. However, the FDA may require the Company to submit a premarket approval ("PMA") application for this product. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval to market the Patient State Analyzer or any other products on a timely basis, if at all.

        Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of June 30, 1998, the Company had an accumulated deficit of approximately $23.1 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1998. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

Three Months Ended June 30, 1997 and 1998

         Revenues

         Revenues decreased 32% to $149,326 for the three months ended June 30, 1998 from $218,496 for the three months ended June 30, 1997. This decrease is primarily the result of a lower level of sales of the Company's Equinox EEG System partially offset by an increase in e-Net neuromonitoring equipment sales.

         Cost of Goods Sold

         Cost of goods sold increased 90% to $776,346 for the three months ended June 30, 1998 from $408,722 for the three months ended June 30, 1997. This increase was primarily due to inventory writedowns of $354,319 related to discontinuance of the Company's Equinox product line and higher headcount in Manufacturing and Quality Assurance Departments.

         Research and Development Expenses

         Research and development expenses consisting principally of salaries, consulting fees, pilot production units and clinical trial expenses increased 167% to $1,390,580 for the three months ended June 30, 1998 from $520,051 for the three months ended June 30, 1997. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer including the assembly of units for the upcoming clinical study.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased 5% to $592,864 for the three months ended June 30, 1998 from $622,760 for the three months ended June 30, 1997. This decrease is primarily due to the discontinuation of the Equinox product line which resulted in a reduction of the Company's outside sales force and related expenses.

         Writedown of Assets

         The Company took a $266,504 charge in the three months ended June 30, 1998 related to long lived assets no longer utilized by the Company with the discontinuance of the Equinox product line.

         Interest Income and Expense:

         Interest income decreased $98,185 to $112,648 for the three months ended June 30, 1998 from $210,833 for the three months ended June 30, 1997. This was the result of a lower average cash balance in the second quarter of 1998 versus the second quarter of 1997. Interest expense decreased $1,755 to zero for the three months ended June 30, 1998. This decrease was primarily the result of a repayment of a note payable during 1997.

Six Months Ended June 30, 1997 and 1998

         Revenues

         Revenues decreased 21% to $333,166 for the six months ended June 30, 1998 from $422,223 for the six months ended June 30, 1997. This decrease is primarily the result of a lower level of sales of the Company's Equinox EEG System partially offset by an increase in e-Net neuromonitoring equipment sales.

         Cost of Goods Sold

         Cost of goods sold increased 57% to $1,257,437 for the six months ended June 30, 1998 from $803,020 for the six months ended June 30, 1997. This increase was primarily due to inventory writedowns of $354,319 related to discontinuance of the Company's Equinox product line and higher headcount in Manufacturing and Quality Assurance Departments.

         Research and Development Expenses

         Research and development expenses consisting principally of salaries, consulting fees, pilot production units and clinical trial expenses increased 127% to $2,476,995 for the six months ended June 30, 1998 from $1,090,831 for the six months ended June 30, 1997. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer including the assembly of units for the upcoming clinical study.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 7% to $1,287,436 for the six months ended June 30, 1998 from $1,197,656 for the six months ended June 30, 1997. This increase is primarily due to higher selling expenses and headcount during the first quarter offset by discontinuation of the Equinox product line which resulted in a reduction of the Company's outside sales force and related expenses.

          Writedown of Assets

         The Company took a $266,504 charge in the three months ended June 30, 1998 related to long lived assets no longer utilized by the Company with the discontinuance of the Equinox product line.

         Interest Income and Expense:

         Interest income decreased $177,134 to $249,013 for the six months ended June 30, 1998 from $426,147 for the six months ended June 30, 1997. This was the result of a lower average cash balance in the first half of 1998 versus the first half of 1997. Interest expense decreased $20,674 to zero for the six months ended June 30, 1998. This decrease was primarily the result of a repayment of a note payable during 1997.

Liquidity And Capital Resources

        At June 30, 1998, the Company's cash, cash equivalents and short-term investments were $7,580,180 as compared to $11,588,286 at December 31, 1997.

        The Company's operating activities used cash of $3,982,040 in the six months ended June 30, 1998 as compared to $2,723,136 in the six months ended June 30, 1997. The $1,258,904 increase in net cash used was primarily the result of an increased net loss of the company.

        The Company's financing activities provided cash of $70,935 in the six months ended June 30, 1998 as compared to $550,274 used in the six months ended June 30, 1997. The 1997 financing activities included a repayment of the line of credit of $541,334.

         Net cash provided by investing activities in the six months ended June 30, 1998 was $2,387,138, as compared with $3,472,964 provided in the six months ended June 30, 1997. The decrease was due to maturity of available-for-sale securities, which was less than the same period in the prior year.

         The Company's principal source of liquidity at June 30, 1998 consisted of cash and cash equivalents of $7,580,180. The Company believes that its capital resources will be sufficient to meet the Company's operating and capital requirements through 1998. The Company's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory approvals, the cost and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance and competitive developments. The Company may in the future seek to raise additional funds through bank facilities, debt equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, if at all.

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

                                  June 30, 1998

PART II           Other Information

                  ITEM 1       Legal Proceedings:
                               Not applicable.

                  ITEM 2       Changes in Securities:
                               Not applicable.

                  ITEM 3       Defaults upon Senior Securities:
                               Not applicable.

                  ITEM 4       Submission of matters to a vote of security holders:
                               See Page 13.

                  ITEM 5       Other information:
                               None.

                  ITEM 6       Exhibits and reports on Form 8-K:

                               (a)     Exhibits

                                       27.1 Financial Data Schedule

                               (b)     Reports on Form 8-K - None


PART II, ITEM 4

     On May 21, 1998, the Company held its annual meeting of stockholders. The following items were submitted for a vote of the stockholders.

     Election of Thomas J. Toy and James A. Saalfield as a Class II director.

     For:      3,921,350 shares

     Against:     --

     Abstain:     15,875 shares

     Ratification of selection of Ernst & Young as independent auditors for the year ended December 31, 1998:

     For:      3,932,400 shares

     Against:      1,600 shares

     Abstain:      3,225 shares
                                       13

                                  June 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PHYSIOMETRIX, INC.

DATE:   August 5, 1998

                                               BY: /s/John A. Williams
                                                   ----------------------------
                                                   John A. Williams
                                                   President, Chief Executive
                                                   Officer

                                               BY: /s/Daniel W. Muehl
                                                   ----------------------------
                                                   Daniel W. Muehl
                                                   Vice President and Chief
                                                   Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)