Form 10-Q
period 1998-09-30
PHYSIOMETRIX INC
filed 1998-11-13
CIK 1010397

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

                                   OR

      () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______
                      Commission file number 1010397

                            ---------------

                           PHYSIOMETRIX, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                             77-0248588
             ----------                           ------------
   (State or other jurisdiction of         (IRS Employer identification
    incorporation or organization)          No.)

   Five Billerica Park, N. Billerica, MA           01862-1256
   -------------------------------------           ----------
  (Address of principal executive offices)          (Zip code)

                             (978) 670-2422
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  ITEM 1 - Yes X      No
                                                            ---       ---
                                            ITEM 2 - Yes X      No
                                                        ---       ---

The number of shares outstanding of each of the issuer's classes of common stock as of

            Class                  Outstanding at September 30, 1998
          --------                      --------------------
  Common Stock, $.001 par value               5,686,096

                                 PHYSIOMETRIX, INC.

                                 TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                              PAGE NO.


        ITEM 1   Financial Statements

                 Balance Sheets as of December 31,
                   1997 and September 30, 1998...........       3

                 Statements of Operations for the
                   Three Month and Nine Month
                   Periods ended September 30, 1997
                   and 1998..............................       4

                 Statements of Cash Flows for the
                   Nine Months ended September 30,
                   1997 and 1998.........................       5

                 Notes to Financial Statements...........       6

        ITEM 2   Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations.............        7


PART II OTHER INFORMATION................................       12

SIGNATURES...............................................       13

                             PHYSIOMETRIX, INC.
                               BALANCE SHEETS
                                (Unaudited)


                                                    December 31   September 30
                                                       1997           1998
                                                    -----------   ------------
                                   ASSETS

Current assets:
     Cash and cash equivalents...................   $ 9,104,147   $  5,974,307
     Short-term investments......................     2,484,139           --
     Accounts receivable, net....................       311,194         49,851
     Inventories, net............................       640,131        250,480
     Prepaid expenses............................        81,631        129,823
                                                    -----------   ------------
       Total current assets......................    12,621,242      6,404,461


Property, plant and equipment....................     1,152,605        737,600
Less allowances for depreciation.................      (490,195)      (356,200)
                                                    -----------   ------------
                                                        662,410        381,400

Due from officer.................................        84,000         84,000
Other assets.....................................         8,518          6,318
                                                    -----------   ------------
       Total assets..............................   $13,376,170   $  6,876,179
                                                    -----------   ------------
                                                    -----------   ------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable............................   $   621,353   $    152,052
     Accrued expenses............................       444,765        432,830
                                                    -----------   ------------
       Total current liabilities.................     1,066,118        584,882
Stockholders' equity
     Preferred stock: $.001 par value; 10,000,000
       shares authorized:........................          --             --
     Common stock: $.001 par value, 50,000,000
       shares authorized; 5,640,825 shares in
       1997 and 5,686,096 shares in 1998 issued
       and outstanding...........................         5,641          5,686
Additional paid-in capital.......................    30,698,595     30,758,040
Accumulated deficit..............................   (18,394,184)   (24,472,429)
                                                    -----------   ------------
  Total stockholders' equity.....................    12,310,052      6,291,297
                                                    -----------   ------------
  Total liabilities and stockholders' equity.....   $13,376,170   $  6,876,179
                                                    -----------   ------------
                                                    -----------   ------------

                          See accompanying notes

                             PHYSIOMETRIX, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                      Three Months Ended             Nine Months Ended
                                                         September 30                   September 30
                                                -----------------------------    ----------------------------
                                                     1997             1998            1997           1998
                                                ------------     ------------    ------------    ------------
Revenues .....................................  $    476,293     $    105,407    $    898,516    $    438,573
Costs and expenses:
  Cost of goods sold..........................       559,052          340,102       1,362,072       1,597,540
  Research and development....................       614,736          897,631       1,705,568       3,374,626
  Selling, general and Administrative.........       790,999          332,488       1,988,654       1,619,923
  Equipment writeoff..........................             -                -               -         266,504
                                                ------------     ------------    ------------    ------------
                                                   1,964,787        1,570,221       5,056,294       6,858,593
                                                ------------     ------------    ------------    ------------

Operating loss................................    (1,488,494)      (1,464,814)     (4,157,778)     (6,420,020)

Interest income...............................       190,997           92,762         617,143         341,775
Interest expense..............................        (1,237)               -         (21,910)              -
                                                ------------     ------------    ------------    ------------

Net loss.....................................   $ (1,298,734)    $ (1,372,052)   $ (3,562,545)   $ (6,078,245)
                                                ------------     ------------    ------------    ------------
                                                ------------     ------------    ------------    ------------

Net loss per share...........................   $      (0.23)    $      (0.24)   $      (0.64)   $      (1.07)
                                                ------------     ------------    ------------    ------------
                                                ------------     ------------    ------------    ------------

Shares used in computing net loss
per common share.............................      5,628,861        5,686,096       5,609,407       5,670,010
                                                ------------     ------------    ------------    ------------
                                                ------------     ------------    ------------    ------------

                             See accompanying notes

                             PHYSIOMETRIX, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30
                                                          ------------------------------------
                                                                1997                 1998
                                                          ---------------      ---------------
Operating activities:
Net loss...............................................   $   (3,562,545)      $   (6,078,245)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amortization.....................          149,728              123,941
     Equipment writeof.................................                -              287,725
     Stock compensation................................           53,000                    -
     Changes in operating assets and liabilities:
        Accounts receivable ...........................         (335,747)             261,343
        Inventories ...................................         (430,149)             389,651
        Prepaid expenses and other assets..............          (16,036)             (45,992)
        Accounts payable and accrued expenses..........          (27,737)            (481,236)
                                                          --------------       --------------
Net cash used in operating activities .................       (4,169,486)          (5,542,813)

Investing activities:
Purchase of equipment..................................         (248,070)            (130,656)
Purchase of available-for-sale securities..............     (103,823,010)         (81,727,423)
Proceeds from maturity of
  available-for-sale securities........................      109,128,921           84,211,562
                                                          --------------       --------------
Net cash provided by investing activities..............        5,057,841            2,353,483

Financing activities:
Proceeds from issuance of common stock, net............           47,836               59,490
Principal payments on demand note......................         (541,334)                   -
Principal payments on notes payable to stockholders....          (62,718)                   -
                                                          --------------       --------------
Net cash provided by (used in) financing activities....         (556,216)              59,490
                                                          --------------       --------------

Net increase (decrease) in cash and cash equivalents...          332,139           (3,129,840)
Cash and cash equivalents at beginning of period.......          328,331            9,104,147
                                                          --------------       --------------

Cash and cash equivalents at end of period.............   $      660,470       $    5,974,307
                                                          --------------       --------------
                                                          --------------       --------------

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

Note B - Inventories

     Inventories consist of the following:


                               December 31      September 30
                                   1997             1998
                               -----------      ------------
        Raw materials           $ 405,446         $ 167,218
        Work-in-process            67,391            53,241
        Finished goods            167,294            30,021
                                ---------         ---------
                                $ 640,131         $ 250,480
                                ---------         ---------
                                ---------         ---------

Note C - Net Loss Per Common Share

     In accordance with Financial Accounting Standards Board statement No. 128, Earnings per share, the company is required to calculate basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary diluted earnings per share. Basic and diluted earnings per share are the same for the Three Month and Nine Month Periods ended September 30,1998 and 1997.

Note D - Discontinued Product Line

     The Company discontinued its Equinox Product Line during May, 1998. As a result, the Company incurred costs for writedowns of fixed assets and inventory and for severance related to head count reductions aggregating approximately $650,000 in the second quarter, ended June 30, 1998.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following discussion of the financial condition and results of operations of Physiometrix, Inc. should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and other risks detailed from time to time in the Company's SEC reports, including its annual report on Form 10-K for the year ended December 31, 1997. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) marketing and distribution; (iv) research and development; (v) manufacturing; (vi) competition; (vii) government regulation especially as it relates to FDA approvals; (viii) third-party reimbursement (ix) operating and capital requirements and (x) clinical trials.

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

     Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of September 30, 1998, the Company had an accumulated deficit of approximately $24.5 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1998. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

Three Months Ended September 30, 1997 and 1998

     Revenues

     Revenues decreased 78% to $105,407 for the three months ended September 30, 1998 from $476,293 for the three months ended September 30, 1997. This decrease is primarily the result of a lower level of sales of the Company's Equinox EEG System, which was discontinued in the second quarter of 1998 due to slow demand in the market and increased competition.

     Cost of Goods Sold

     Cost of goods sold decreased 39% to $340,102 for the three months ended September 30, 1998 from $559,052 for the three months ended September 30, 1997. This decrease was primarily due to discontinuance of the Company's Equinox product line.

     Gross Margin

     The negative gross profit margin results from fixed headcount and overhead in the quality assurance and manufacturing groups. The gross margin produced by the e-Net/HydroDot business does not provide enough dollars to cover these fixed expenses.

     Research and Development Expenses

     Research and development expenses consisting principally of salaries, consulting fees, pilot production units and clinical trial expenses increased 46% to $897,631 for the three months ended September 30, 1998 from $614,736 for the three months ended September 30, 1997. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer. The Company expects the clinical study to cost approximately $1.1 million, of which approximately $150,000 of costs have been incurred, and will conclude in the second quarter of 1999. The Company has several areas where additional testing of the Patient State Analyzer will be required. These include hardware to be used in clinical trials, final versions of software for clinical trials and the electrode set which feeds EEG data to the device. The Company has no assurance that the testing which will be undertaken will ensure the device functions adequately to successfully complete the clinical trials.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 58% to $332,488 for the three months ended September 30, 1998 from $790,999 for the three months ended September 30, 1997. This decrease is primarily due to the discontinuation of the Equinox product line which resulted in a reduction of the Company's outside sales force and related expenses.

     Interest Income and Expense:

     Interest income decreased $98,235 to $92,762 for the three months ended September 30, 1998 from $190,997 for the three months ended September 30, 1997. This was the result of a lower average cash balance in the third quarter of 1998 versus the third quarter of 1997. Interest expense decreased $1,237 to zero for the three months ended September 30, 1998. This decrease was primarily the result of a repayment of a note payable during 1997.

Nine Months Ended September 30, 1997 and 1998

     Revenues

     Revenues decreased 51% to $438,573 for the nine months ended September 30, 1998 from $898,516 for the nine months ended September 30, 1997. This decrease is primarily the result of a lower level of sales of the Company's Equinox EEG System, which was discontinued in the second quarter of 1998 due to slow demand in the market and increased competition.

     Cost of Goods Sold

     Cost of goods sold increased 17% to $1,597,540 for the nine months ended September 30, 1998 from $1,362,072 for the nine months ended September 30, 1997. This increase was primarily due to inventory writedowns of $354,319 related to discontinuance of the Company's Equinox product line.

     Gross Margin

     The negative gross profit margin results from fixed headcount and overhead in the quality assurance and manufacturing groups, as well as, charges related to the discontinuance of the Equinox product line. The gross margin produced by the e-Net/HydroDot business does not provide enough dollars to cover these fixed expenses.

     Research and Development Expenses

     Research and development expenses consisting principally of salaries, consulting fees, pilot production units and clinical trial expenses increased 98% to $3,374,626 for the nine months ended September 30, 1998 from $1,705,568 for the nine months ended September 30, 1997. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer including the assembly of units for an upcoming clinical study. The Company expects the clinical study to cost approximately $1.1 million, of which approximately $150,000 of costs have been incurred, and expects that the study will be concluded in the second quarter of 1999. The Company has several areas where additional testing of the Patient State Analyzer will be required. These include hardware to be used in clinical trials, final versions of software for clinical trials and the electrode set which feeds EEG data to the device.
The Company has no assurance that the testing which will be undertaken will demonstrate that the device functions adequately to successfully complete the clinical trials.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 19% to $1,619,923 for the nine months ended September 30, 1998 from $1,988,654 for the nine months ended September 30, 1997. This decrease is primarily due to discontinuation of the Equinox product line which resulted in a reduction of the Company's outside sales force and related expenses.

     Writedown of Assets

     The Company took a $266,504 charge in the three months ended June 30, 1998 related to long lived assets no longer utilized by the Company as a result of the discontinuance of the Equinox product line.

     Interest Income and Expense:

     Interest income decreased $275,368 to $341,775 for the nine months ended September 30, 1998 from $617,143 for the nine months ended September 30, 1997. This was the result of a lower average cash balance in 1998 versus 1997. Interest expense decreased $21,910 to zero for the nine months ended September 30, 1998. This decrease was primarily the result of a repayment of a note payable during 1997.

Liquidity And Capital Resources

     At September 30, 1998, the Company's cash, cash equivalents and short-term investments were $5,974,307 as compared to $11,588,286 at December 31, 1997.

     The Company's operating activities used cash of $5,542,813 in the nine months ended September 30, 1998 as compared to $4,169,486 in the nine months ended September 30, 1997. The $1,373,327 increase in net cash used was primarily the result of the increased net loss of the company.

     The Company's financing activities provided cash of $59,490 in the nine months ended September 30, 1998 as compared to $556,216 used in the nine months ended September 30, 1997. The 1997 financing activities included a repayment of the line of credit of $541,334.

     Net cash provided by investing activities in the nine months ended September 30, 1998 was $2,353,483, as compared with $5,057,841 provided in the nine months ended September 30, 1997. The decrease was due to reduced short term investing activity as the Company attempts to keep its funds liquid to fund operating expenses.

      The Company's principal source of liquidity at September 30, 1998 consisted of cash and cash equivalents of $5,974,307. The Company believes that its capital resources will be sufficient to meet the Company's operating and capital requirements through 1999. The Company's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory approvals, the cost and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance and competitive developments. The Company may in the future seek to raise additional funds through bank facilities, debt equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, if at all.

               The factors with the largest impact on the financial condition of the Company are as follows: completion of the clinical study which will cost the Company approximately $1.1 million, the continued investment in the research and development group which will continue to consume approximately $600,000 per quarter and the continued sales of the e-net/HydoDot business which the Company has approximately $250,000 of inventory investment at September 30, 1998. Additionally, the Company is currently aware of one company that has a product on the market under the same category of monitoring.

               The Company has reviewed its computer systems for Year 2000 compliance and tested whether the systems will conform to Year 2000 requirements. The Company is in the process of bringing its internal financial systems into comp1iance and has determined that the Patient State Analyzer is year 2000 compliant. The total cost of this effort is not expected to exceed $50,000 and is expected to be completed in November 1998. The Company is capitalizing the hardware and software components and expensing all other costs of this effort. The company does not anticipate that these costs will have a material impact on its financial position or results of operations. The company does not believe that it has material exposure due to a third party compliance issues. There are no contingency plans in place as there is not an identified issue requiring action at this time, but the company will continually evaluate issues which may arise that would present a significant risk to the company and implement contingency plans if required. The company's management does not expect Year 2000 issues to have a material impact on its business or results of operations.

                                 PHYSIOMETRIX, INC.

                                 September 30, 1998



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

                                 September 30, 1998

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHYSIOMETRIX, INC.


DATE:   November 13, 1998


                                       BY: /s/John A. Williams
                                          ----------------------------
                                          John A. Williams
                                          President, Chief Executive
                                          Officer

                                       BY: /s/Daniel W. Muehl
                                          -----------------------------
                                          Daniel W. Muehl
                                          Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)