Form 10-K
period 1998-12-31
PHYSIOMETRIX INC
filed 1999-03-31
CIK 1010397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                       COMMISSION FILE NUMBER: 000-27956
                            ------------------------
                               PHYSIOMETRIX, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             77-0248588
      (State or other jurisdiction of               (I.R.S. employer
       incorporation or organization)              identification no.)

            FIVE BILLERICA PARK,                          01862
    101 Billerica Ave., N. Billerica, MA               (Zip code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (978) 670-2422

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $4,508,364 as of January 31, 1999, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 1999, the Registrant had outstanding 5,707,366 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PHYSIOMETRIX, INC.
                                     INDEX

                                                                                                                 PAGE
                                                                                                               NUMBER
                                                                                                          -------------
PART I..................................................................................................            3

        Item 1. BUSINESS................................................................................            3
        Item 2. PROPERTIES..............................................................................           20
        Item 3. LEGAL PROCEEDINGS.......................................................................           20
        Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................           20

PART II.................................................................................................           21

        Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...........................................................           21
        Item 6. SELECTED FINANCIAL DATA.................................................................           22
        Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................................           23
        Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................           26
        Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...................................................           26

PART III................................................................................................           27

        Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................           27
        Item 11. EXECUTIVE COMPENSATION.................................................................           27
        Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT............................................................................           27
        Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................           27

PART IV.................................................................................................           28

        Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...........................................................................           28

                                     PART I

ITEM 1.

INTRODUCTION

    Physiometrix designs, develops, manufactures and markets noninvasive, advanced medical products incorporating proprietary materials, electronics technology and software for use in neurological monitoring applications during surgical and diagnostic procedures. The Company sells its products to hospitals, clinics and physicians' offices domestically and internationally. The Company's current principal product focus is its electronic neurology monitoring products consisting of the Patient State Analyzer, an innovative system for monitoring brain activity during anesthesia, which is currently in clinical trials. The Company's initial products, which were commercially introduced in 1994, are its innovative e - Net headpiece and disposable HydroDot biosensors, which are based upon the Company's proprietary HydroGel technology, and its custom electronics. These products are packaged as the HydroDot NeuroMonitoring System, which was developed and is sold for brain monitoring applications, such as clinical electroencephalograph ("EEG") procedures. The system is marketed and sold as a safer, lower cost alternative to current EEG data collection technology. The system connects and interfaces to the standard input on all conventional EEG instruments currently in use worldwide, yet offers reduced patient setup time, more reliable data readings, and enhanced patient comfort and safety.

    PATIENT STATE ANALYZER. The Patient State Analyzer is being developed by the Company to provide a simplified, user friendly analysis of patient brain activity during surgical procedures involving general anesthesia. Currently, such monitoring is used only in a small percentage of all such procedures, primarily during high risk interventions such as cardiology and neurology surgeries. At present, brain monitoring can only be accomplished through traditional EEG techniques involving lengthy setups and the use of flammable materials and cumbersome equipment. Traditional EEG devices also require a neurologist to interpret their data output. As a result, anesthesiologists are reluctant to use EEG monitoring during other surgical procedures, despite the potential benefits offered by brain monitoring such as improved patient safety, shorter patient recovery times, and lower overall costs per procedure. The Patient State Analyzer will incorporate the Company's HydroDot NeuroMonitoring System, the NeuroLink, and the Equinox EEG technology. In addition, the Company is developing the final component of the Patient State Analyzer, a proprietary software module which will process EEG data and provide an easy to read signal to anesthesiologists regarding patient's brain activity.

    The Company believes that monitoring patients' brain activity during surgery with the Patient State Analyzer will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of postoperative recovery time required, and eliminate the requirement of a neurologist or specialized technologists to interpret EEG results during surgery. The Company believes that these benefits create the opportunity for the Patient State Analyzer to become the standard of care during all surgical interventions using general anesthesia. The Company plans to resubmit a 510(k) clearance application to the FDA for the Patient State Analyzer in late 1999, and is working with clinical investigators at several institutions, including Harvard Medical School, in the development of the system.

    The Company will not be able to market the Patient State Analyzer or other potential products in the United States unless and until it obtains clearance or approval from the FDA and there can be no assurance that the Company will obtain FDA clearance for such products on a timely basis, if at all.

    This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation; (ix) third-party reimbursement; (x) operating and capital requirements and (xi) clinical trials

    The table below summarizes the products currently offered by the Company, the products under development by the Company, the markets served by these products and their present development and/or commercialization status:

PRODUCT                                           DESCRIPTION               DEVELOPMENT/COMMERCIALIZATION STATUS
------------------------------------  ------------------------------------  ------------------------------------
Patient State Analyzer                Intraoperative EEG monitoring system  Under development
                                      (incorporates proprietary software
                                      under development, OR e-Net and
                                      NeuroLink electronics)
HydroDot NeuroMonitoring System       EEG headpiece                         Commercial sales
- e-Net                               EEG headpiece for children            Commercial sales
- Small e-Net - OR e-Net              EEG headpiece for operating room      Commercial sales Commercial sales
                                      applications (designed for use with
                                      Patient State Analyzer)
- HydroDot biosensors                 Disposable biosensors for use with
                                      e-Nets
HydroSpot biosensors                  Disposable biosensors attached to     Commercial sales
                                      lead wires

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

    The Physiometrix HydroDot NeuroMonitoring System has been developed to address and seek to overcome the deficiencies of current methods of performing EEGS. The HydroDot System incorporates innovative product features that improve clinical efficacy, patient comfort and allow the EEG laboratory to perform EEG procedures more efficiently. Physiometrix' E - Net is a proprietary, flexible, open net matrix that fits over the patient's head and uses disposable, soft hydrogel biosensors that are inserted into the matrix at predetermined locations that correspond to points on the scalp where conventional cup electrodes would otherwise be affixed manually. In effect, the E - Net serves as a template to automatically position the HydroDot biosensors for the EEG procedure. The
E - Net fits a majority of adult head sizes. The elasticity of the E - Net ensures accurate placement of the HydroDot biosensors and the maintenance of proportionality between electrodes. The Company also sells a smaller version of the E - Net which, together with the adult sized E - Net, enables over 95% of head sizes to be accommodated. The proprietary hydrogel electrode material is adhesive, but does not leave a residue. In contrast to conventional EEG methods, time consuming and often painful scalp preparation is not required to achieve a low impedance signal. The hair is simply parted and the HydroDot biosensors are pressed into the sockets on the E - Net. For testing environments in which there is the potential for hostile electrical interference, the E - Net can connect to an adjacent analog to digital interface module that digitizes the electrode signal, transmits the digital data via a fiber optic link to the instrument location, where it is converted back into an analog form acceptable to the EEG input electronics. This data transmission procedure virtually eliminates ambient noise that is present in most EEGs (especially electronic noise in the intensive care unit, operating room and emergency room) as a result of the "antennae" effect from using wire leads to transmit electrical data, and can be used with any EEG instrument.

    The E - Net reduces average EEG setup times by approximately 75 percent (6 to 8 minutes versus 30 minutes), in addition to providing a high quality and accurate signal. The HydroDot NeuroMonitoring System offers the following advantages over traditional modalities:

    - Electrode positioning is fast, easy, accurate and reproducible; time consuming measurements are avoided.

    - Patient preparation time is greatly reduced and the use of toxic, flammable substances is avoided.

    - Patient comfort is enhanced because patients can move around untethered; the open E - Net structure provides ventilation and the patient is not encumbered by a large number of wires.

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

BUSINESS STRATEGY

    The Company's objective is to become the leader in the design, development and commercialization of brain monitoring technology. Key elements of the Company's strategy include the following:

    - DESIGN AND DEVELOP INNOVATIVE, PROPRIETARY PRODUCTS FOR THE NEUROLOGY AND SURGICAL MARKET. Physiometrix plans to capitalize on the growing recognition among medical professionals of easy to use and reliable method of brain monitoring. The Company intends to remain focused on the development and marketing of products for surgery including products that are designed to expand the use of neurological monitoring. The Company has substantial design and development expertise in the neurological monitoring field and will seek to position itself at the forefront of innovation in this industry.

    - DIVERSIFY PRODUCT OFFERINGS TO INCREASE MARKET PENETRATION.The Company seeks to offer a range of products, including hardware and disposable products designed to encourage broader use of EEG monitoring. The Company believes that it will be able to significantly expand its penetration of the neurology and surgery markets with the introduction of the Patient State Analyzer.

    - BROADEN MARKETING CHANNELS. The Company will seek to implement a broad based marketing strategy, using distributors in the United States and internationally. The Company will need to select a distribution partner to market the Patient State Analyzer to anesthesiologists, hospital administrators, and, to a lesser extent, managed care centers.

    - OUTSOURCE MANUFACTURING TO CONTROL COSTS. The Company will seek to outsource many manufacturing processes to qualified contract manufacturers to control costs, maintain quality and reduce capital investment, while retaining control over key proprietary processes for certain components of its products.

PRODUCTS AND TECHNOLOGY
    Discussed below is a description of the HydroDot Neuromonitoring system. The Company intends to either license this technology to another company or transition out of the business by end of June 1999. The PSA is currently in clinical trials and will not provide revenue to the Company in 1999.

    E - NET. The E - Net is an open handed headpiece designed to position and hold the HydroDot disposable biosensors symmetrically against the scalp during an EEG study. The E - Net is manufactured from a proprietary elastic material and positions 20 biosensors according to the internationally recognized 10-20 System on head sizes varying from 48 to 62 centimeters in circumference. The 10-20 System is a standard, universal methodology for marking and measuring the patient's scalp for electrode placement in EEG procedures.

    The E - Net is held in place by adjustable straps, one at the back of the neck and the other around the chin. These strap positions minimize interaction between head motion and electrode position. The open handed design of the E - Net allows access to the scalp for parting the hair and for placing additional biosensors on the patient. The expandable, shielded wire leads on the outside of the E - Net are combined into a single connector that interfaces to the straight cable. The E - Net is reusable with an expected lifetime of up to 200 applications. The elastic material is shielded by a fabric sheath and the wires are covered in a protective jacket and ultrasonically welded to the biosensor sockets. The disposable biosensors snap out of the E - Net after it is removed and the entire E - Net may be sterilized in disinfectant solution. Its key competitive features are elastic proportionality, increased patient comfort, standardized placement of biosensors, elimination of measurements, open handed design, integrated wiring, and durability. The E - Net is currently sold separately for $250.00 or as a starter kit with a half case of HydroDot biosensors (enough for approximately 10 EEG procedures) and a straight cable for connection to EEG machines for $495.00.

    Small E - Net. Because the HydroDot NeuroMonitoring System is much less traumatic to patients than traditional EEG procedures, it is much easier to use on children. Physiometrix' small E - Net, introduced in March 1995, enables technicians to use the HydroDot NeuroMonitoring System on children.

    OR E - NET. The Company has developed the OR E - Net, which is specially designed so that it can be used during surgical procedures in which blood flow to the brain could be compromised. Typically, hospitals have had to rely on collodion as an adhesive for their operating room procedures to secure the metal cup electrodes. Many institutions have banned collodion from operating room use because it is highly flammable. As a result, the Company believes that the HydroDot NeuroMonitoring System can potentially replace many products currently available for such uses.

    HYDRODOT DISPOSABLE BIOSENSORS. The HydroDot biosensors are disposable and are used in lieu of conventional cup electrodes to acquire EEG signals from a patient. The biosensors are packaged in ready-to-use sealed trays of 24 sensors. Minimal skin preparation and no collodion is required when the sensors are inserted into the sockets on the E - Net. When the E - Net is removed after completion of an EEG examination, the sensors leave no residue on the scalp. The HydroDot biosensors provide high signal quality through the incorporation of a silver/silver chloride reference and an adhesive proprietary hydrogel material that conforms to the scalp. Because the HydroDot biosensors are disposable, they can be used on patients with contagious diseases and discarded, thereby reducing the risk of spreading infectious disease. Their key competitive features are ease of use, reduced risk of infection, cleanliness, improved signal quality and increased safety. The HydroDot biosensors are sold in 20-tray cases for $180.00.

    HYDROSPOT. The Company has developed the HydroSpot biosensor for those technicians who want the benefits of the HydroDot biosensors, but do not wish to use the E - Net because they prefer a procedure setup similar to that used with conventional cup electrodes. The HydroSpot is a hydrogelled disposable biosensor attached to a reusable lead wire and will be offered as an alternative to the conventional cup electrodes typically employed in EEG procedures. In addition to routine EEG procedures, the HydroSpot has potential application for long term EEG monitoring and several other applications including evoked potentials and nerve conduction velocity studies which are often used in evaluation of carpal tunnel syndrome patients.

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

    The PSA will consist of portions of the Company's Equinox EEG hardware with a single use version of the E.Net in place of the standard E - Net and an 8 channel preamplifier input. Software will include testing electrode impedance, amplifier calibration, EEG collection, quantitative analysis after artifact removal (brain wave abnormalities resulting from external stimulation, eye blinking or muscle movement), display and storage. The capability to construct group norms for a particular procedure will be provided, so the user can build criteria for the typical patient.

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

    The Patient State Analyzer is currently in clinical trials in the United States. The Company intends to resubmit a 510(k) clearance application to the FDA for the Patient State Analyzer in late 1999 and is working with leading neurologists and anesthesiologists at several institutions, including Harvard Medical School, in the development of the system.

MARKETING AND DISTRIBUTION

    The Company intends, in connection with the planned commercial introduction of the Patient State Analyzer, to select a distribution partner with substantial experience and capabilities in sales of capital equipment to hospitals, anesthesiologists and other potential users of such systems. The Company currently does not intend to increase significantly its sales force to market the Patient State Analyzer.

RESEARCH AND DEVELOPMENT

    Physiometrix research and development activities are performed by the Company's internal research and development staff, whose activities are augmented by the use of outside consultants for particular projects and areas of specialization. The Company has retained consultants for hardware and software design and clinical evaluation and development of the Patient State Analyzer. The Company's future research and development efforts are expected to be focused on completion of development of the Patient State Analyzer.

    Research and development expenses for the years ended December 31, 1996, 1997 and 1998 were $1,189,336, $2,500,601 and $4,108,451 respectively, none of which was customer funded.

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

    The Company purchases components from various suppliers and relies on single sources for several parts. To date, the Company has not experienced any significant adverse effects resulting from shortages of components. Delays associated with any future part shortages, particularly as the Company scales up its manufacturing activities, would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company currently manufactures its HydroDot NeuroMonitoring Systems and NeuroLink in limited quantities. The Company does not have experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of products, including problems involving production yields, quality control and assurance, component supply and lack of qualified personnel. Difficulties encountered by the Company in scaling up manufacturing could have a material adverse effect on its business, financial condition and results of operations.

COMPETITION

    The Company believes that the primary competitive factors in the market for neurological monitoring devices are the ability to provide products that can improve clinical efficacy, reduce patient setup time, and contribute to improvement of laboratory operating efficiencies. The Company believes that the innovations it has developed in the field of neurology monitoring can potentially afford it a competitive advantage. There is currently one other Company who has a commercial product similar to the Patient State Analyzer.

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

GOVERNMENT REGULATION

    UNITED STATES

    The Company's HydroDot NeuroMonitoring System (including its family of
E - Nets, and HydroDot biosensors, HydroSpot, Patient State Analyzer and other potential products are and will be regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (E.G., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP"). Class II devices are subject to general controls and to special controls (E.G., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (E.G., life sustaining, life supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. FDA also has the authority to require clinical testing of Class I and Class II devices. A premarket approval ("PMA") application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class II device for which FDA has called for such applications.

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

EMPLOYEES

    As of December 31, 1998, the Company had 36 full time employees. Of these employees, 16 were engaged in research and development activities, 6 in manufacturing and manufacturing engineering, 6 in quality assurance and regulatory affairs, 3 in sales and marketing and 5 in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees. In addition, with its focus on the development of the PSA and transition from E - Net and HydroDot products, the Company reduced its workforce to 18 employees on January 31, 1999. See Note 1 to Financial Statements.

ADDITIONAL RISK FACTORS

    DEPENDENCE UPON HYDRODOT NEUROMONITORING SYSTEM AND FUTURE PRODUCTS. The Company received 510(k) premarket notification clearance from the FDA in October 1993 to market the HydroDot NeuroMonitoring System. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1999. However, the Company anticipates revenues related to the product to decrease significantly in connection with the Company's focus on the Development of PSA. The Company commercially introduced the HydroDot NeuroMonitoring System in August 1994. There can be no assurance that the Company will be able to manufacture these products in commercial quantities at acceptable costs, or that it will be able to market such systems successfully. Increases in international sales of these products will require the Company to obtain foreign regulatory approvals and secure "OEM" partners or establish foreign distribution capability. If these products are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

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

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's HydroDot NeuroMonitoring System represents a novel method to monitor neurophysiological activity. The Patient State Analyzer is being designed primarily to monitor the effects of anesthesia on a patient during medical procedures by analyzing such patient's neurophysiological activity and alerting the anesthesiologist of changes in this activity. There can be no assurance that these products or any other products developed by the Company will gain any significant degree of market acceptance among physicians, patients and health care payors, even if the necessary international and United States regulatory approvals are obtained and distribution channels are established. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of the HydroDot NeuroMonitoring System and Patient State Analyzer and other products developed by the Company, and there can be no assurance that any such recommendations or endorsements will be obtained. Physicians will not use the Company's products unless they determine, based on clinical data and other factors, that these products are an attractive alternative to other means of monitoring neurophysiological activity and that the clinical benefits to the patient and cost savings achieved through use of these products outweigh the cost of switching to such products from other commercially available
alternatives.   In addition, clinical experience with the HydroDot
NeuroMonitoring System indicates that the system may be less effective with, or may not be suitable for use with, patients with long or thick hair. This may adversely affect market acceptance of the HydroDot system. Acceptance among physicians will depend upon the Company's ability to train neurologists, anesthesiologists and other potential users of the Company's products and the willingness of such users to learn new patient monitoring methods. Market acceptance will also be dependent upon acceptance of the Company's products by hospital administrators and will require the Company to provide evidence to such administrators of the cost effectiveness and clinical utility of the Company's products. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    LIMITED OPERATING HISTORY AND COMMERCIAL SCALEUP RISK. The Company has a limited history of operations. Since its inception in January 1990, the Company has been primarily engaged in research and development of neurophysiological monitoring products. The Company has sold a small number of units of the HydroDot NeuroMonitoring System and it has generated only limited revenues from commercial sales and does not have experience in manufacturing, marketing or selling its products in quantities necessary for achieving profitability. Whether the Company can successfully manage the transition to a larger scale commercial enterprise will depend upon the successful development of its manufacturing capability, the development of its marketing and distribution network, obtaining foreign regulatory approvals for the HydroDot NeuroMonitoring System, and Patient State Analyzer and other potential products and strengthening its financial and management systems, procedures and controls. With respect to the Company's proposed Patient State Analyzer System, the Company will need to develop a sales and marketing effort targeted towards anesthesiologists, rather than neurologists to whom the Company has previously marketed its products. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will achieve significant revenues from either domestic or international sales or achieve or sustain profitability in the future.

    HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES; FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced significant operating losses since inception and, as of December 31, 1998 had an accumulated deficit of approximately $25.9 million. The development and commercialization of the Company's current products and other new products, if any, will require substantial development, clinical, regulatory and other expenditures. The Company expects its operating losses to continue for at least the next few years as it continues to expend substantial resources to expand marketing and sales activities, scale up manufacturing capabilities, increase research and development and support regulatory and reimbursement approvals. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.

    LIMITED MANUFACTURING, MARKETING AND SALES EXPERIENCE. The Company has only limited experience in manufacturing the HydroDot NeuroMonitoring System and has not yet manufactured it in commercial quantities. As a result, the Company has no experience manufacturing its products in volumes necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high volume manufacturing can be achieved at a commercially reasonable cost. If the Company encounters any manufacturing difficulties, including problems involving product yields, quality control and assurance, supplies of components or shortages of qualified personnel, it could have a material adverse effect on its business, financial condition and results of operations.

    The Company has only sold a small number of its HydroDot NeuroMonitoring Systems in the United States since it obtained 510(k) clearance in October 1993 and does not have experience marketing and selling such products in commercial quantities. The Company markets and sells its HydroDot NeuroMonitoring System and intends to market and sell its Patient State Analyzer and other potential products in the United States through distribution partners, and there can be no assurance that such distribution partners will effectively market and sell the Company's products.

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

    If the Company secures the necessary regulatory approvals to sell the Patient State Analyzer or any other potential products in the United States or in foreign markets, the Company would have to establish a separate marketing and sales capability for those products. This would require significant effort and expense and would be subject to all the risks attendant to establishing a marketing and sales capability for its current products, including its HydroDot NeuroMonitoring System. Failure by the Company to successfully market its products domestically or internationally would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    GOVERNMENT REGULATION. The manufacture and sale of medical devices, including the HydroDot NeuroMonitoring System, Patient State Analyzer and other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state agencies, and in other countries. In the United States, the Company's products are regulated as medical devices and are subject to the FDA's premarket clearance or approval requirements. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if premarket approval is obtained at all.

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

    Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. In Europe, the Company will be required to obtain the certifications necessary to enable the "CE" mark to be affixed to the Company's products in order to sell products commercially in member countries of the European Union. The Company has not obtained these certifications, and there can be no assurance it will be able to do so in a timely manner. Many other countries in which the Company intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future that could affect the Company's ability to market its products. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its products in the United States or internationally.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market (PHYX). The number of record holders of the Company's Common Stock at January 31, 1999 was 86. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

    The Company completed an initial public offering of 2,000,000 shares of Common Stock in April 1996. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

    Quarterly high and low stock prices are as follows:

QUARTER ENDED                                                                                            HIGH        LOW
-----------------------------------------------------------------------------------------------------   -------    -------
March 31, 1998.......................................................................................   $ 2 1/4    $ 1 1/16
June 30, 1998........................................................................................   $ 2 1/8    $ 1 1/16
September 30, 1998...................................................................................   $ 3 13/16  $ 1
December 31, 1998....................................................................................   $ 1 5/8    $   7/16

QUARTER ENDED                                                                                            HIGH        LOW
-----------------------------------------------------------------------------------------------------   -------    -------
March 31, 1997.......................................................................................   $ 4 3/8    $ 3 1/4
June 30, 1997........................................................................................   $ 4 1/4    $ 2 5/8
September 30, 1997...................................................................................   $ 3 3/8    $ 2 3/8
December 31, 1997....................................................................................   $ 3        $ 2

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------
                                            1994           1995           1996           1997           1998
                                        -------------  -------------  -------------  -------------  -------------
STATEMENTS OF OPERATIONS DATA:
Revenues..............................  $      72,677  $     321,835  $     413,698  $   1,006,381  $     596,535
Costs and expenses:
  Cost of goods sold..................        622,765      1,164,268      1,189,510      1,925,316      2,151,889
  Research and development............        741,068        392,413      1,189,336      2,500,601      4,108,451
  Selling, general and
    administrative....................      1,756,515      1,575,481      1,652,596      2,739,423      1,935,941
Equipment writeoff....................             --             --             --             --        337,648
                                        -------------  -------------  -------------  -------------  -------------
                                            3,120,348      3,132,162      4,031,442      7,165,340      8,533,929
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------
Operating loss........................     (3,047,671)    (2,810,327)    (3,617,744)    (6,158,959)    (7,937,394)
Interest income.......................         61,712         75,465        683,461        788,878        406,677
Interest expense......................        (56,551)       (36,876)       (90,090)       (23,016)            --
                                        -------------  -------------  -------------  -------------  -------------
Net loss..............................  $  (3,042,510) $  (2,771,738) $  (3,024,373) $  (5,393,097) $  (7,530,717)
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------
Net Loss per common share (Pro Forma
  in 1995)............................                 $        (.83) $        (.80) $        (.96) $       (1.33)
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------
Shares used in computing net loss per
  common share (Pro Forma in 1995)....                     3,338,974      3,766,494      5,615,360      5,678,644
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------

                                                                      DECEMBER 31,
                                                        -----------------------------------------
                                              1994         1995          1996           1997           1998
                                          ------------  -----------  -------------  -------------  -------------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................  $  3,019,483  $   432,126  $  18,146,248  $  11,588,286  $   4,589,585
Working capital (deficit)...............     2,662,202     (214,710)    16,990,259     11,555,124      4,454,151
Total assets............................     3,575,565    1,048,000     19,151,982     13,376,170      5,201,374
Notes payable to stockholders, net of
  current portion.......................       176,420       82,089             --             --             --
Accumulated deficit.....................    (7,204,976)  (9,976,714)   (13,001,087)   (18,394,184)   (25,924,901)
Total stockholders' equity..............     2,814,877       46,944     17,575,615     12,310,052      4,851,264

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of Physiometrix, Inc. should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-K. This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development;
(iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to

FDA approvals; (ix) third-party reimbursement, (x) operating and capital requirements and (xi) clinical trials.

OVERVIEW

    Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e - Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company also has two additional neurological monitoring products, the Equinox EEG System which was commercially introduced in February 1997 and discontinued in June 1998 and the Patient State Analyzer (PSA), which is currently in clinical trials. The Company believes that the Patient State Analyzer will be subject to FDA 510(k) clearance notification. However, the FDA may require the Company to submit a premarket approval ("PMA") application for this product. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval to market the Patient State Analyzer or any other products on a timely basis, if at all.

    Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of December 31, 1998, the Company had an accumulated deficit of approximately $25.9 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1999. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUES

    Revenues decreased 41% to $597,000 for the year ended December 31, 1998 from $1,006,000 for the year ended December 31, 1997. This decrease is primarily the result of a lower level of sales of the Company's Equinox EEG System, which was discontinued in the second quarter of 1998 due to slow demand in the market and increased competition.

    COST OF GOODS SOLD

    Cost of goods sold increased 12% to $2,152,000 for the year ended December 31, 1998 from $1,925,000 for the year ended December 31, 1997. This increase was primarily due to inventory writedowns of $354,000 related to discontinuance of the Company's Equinox product line and $236,000 related to the net realizable value of the remaining HydroDot Nueromonitoring inventory. The Company intends to either license the technology to another company or transition out of the business by end of June 1999.

    GROSS MARGIN

    The negative gross profit margin results from fixed headcount and overhead in the quality assurance and manufacturing groups, as well as, charges related to the discontinuance of the Equinox product line. The gross margin produced by the e - Net/HydroDot business has not provided enough sales volume to cover these fixed expenses. Gross margin related to the HydroDot Nueromonitoring business in 1998 was consistent with gross margin produced in 1997 in percentage terms. Pricing of the product did not change in 1998 and material costs of inventory were comparable to 1997. The Company wrote off the HydroDot Nueromonitoring inventory to reflect its nominal net realizable value. The Company intends to either license the technology to another company or transition out of the business by the end of June 1999.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of salaries, consulting fees, pilot production units and clinical trial expenses increased 64% to $4,108,000 for the year ended December 31, 1998 from $2,501,000 for the year ended December 31, 1997. This increase is primarily the result of ongoing development and clinical evaluation for the Patient State Analyzer including the assembly of units for the upcoming clinical study. The Company expects the clinical study to cost approximately $1.1 million, of which approximately $150,000 of costs have been incurred. The Company expects that the study will be concluded in the third quarter of 1999. Several areas within the Patient State Analyzer require testing including hardware to be used in clinical trials, final versions of software for clinical trials and the electrode set which feeds EEG data to the device. The Company has no assurance that the testing which will be undertaken will demonstrate that the device functions adequately to successfully complete the clinical trials. The Company expects research and development expenses to decrease significantly in 1999 compared to 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased 29% to $1,936,000 for the year ended December 31, 1998 from $2,739,000 for the year ended December 31, 1997. This decrease is primarily due to discontinuation of the Equinox product line which resulted in a reduction of the Company's outside sales force and related expenses.

    WRITEDOWN OF ASSETS

    The Company recorded a $338,000 charge in the year ended December 31, 1998 related to long lived assets no longer utilized by the Company in connection with the discontinuance of the Equinox product line and the net realizable value of the HydroDot Nueromonitoring equipment. This will result in lower depreciation expense in 1999 and forward.

    INTEREST INCOME AND EXPENSE:

    Interest income decreased $382,000 to $407,000 for the year ended December 31, 1998 from $789,000 for the year ended December 31, 1997. This was the result of a lower average cash balance in 1998 versus 1997. Interest expense decreased $23,016 to zero for the year ended December 31, 1998, due to the repayment of a note payable during 1997.

    The Company has experienced operating losses since inception and therefore has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FAS No. 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1998 and 1997, have been established in each period to reflect these uncertainties.

    At December 31, 1998, the Company had federal net operating loss carryforwards of $18,300,000 and federal and state tax credit carryforwards of $409,000, that will expire in varying amounts through 2018, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

    YEARS ENDED DECEMBER 31, 1997 AND 1996

    Revenues were $1,006,000 in 1997, a $593,000 increase over 1996. This was primarily the result of increased Equinox sales, which was introduced in early 1997.

    Cost of goods sold were $1,925,000 in 1997, an increase of $736,000 over 1996. This is due to increased sales and overhead costs associated with the increased levels of manufacturing.

    Research and development expenses were $2,501,000 in 1997, a $1,311,000 increase from 1996. This is primarily due to the increased personnel and consulting costs for the development of the Company's Equinox and Patient State Analyzer (PSA) including clinical trial costs for the PSA.

    Selling, general and administrative expenses were $2,739,000 in 1997, an increase of $1,087,000 over 1996. This was primarily the result of increased sales and marketing expenses associated with the Equinox product introduction.

    Interest income was $789,000 in 1997, an increase of $105,000 over 1996. This was the result of investing the cash proceeds from the Company's initial public offering.

    Interest expense was $23,000 in 1997, a $67,000 decrease from 1996, due to the Company paying off $541,000 in borrowings under a revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company's cash, cash equivalents and short-term investments were $4,590,000 as compared to $11,588,000 at December 31, 1997.

    The Company's operating activities used cash of $6,900,000 in the year ended December 31, 1998 as compared to $5,634,000 in the year ended December 31, 1997. The $1,266,000 increase in net cash used in 1998 compared to 1997 was primarily the result of the increased net loss of the Company.

    The Company's financing activities provided cash of $51,000 in the year ended December 31, 1998 as compared to the use of $549,000 in the year ended December 31, 1997. The 1997 financing activities included a repayment of the line of credit of $541,000.

    Net cash provided by investing activities in the year ended December 31, 1998 was $2,335,000, as compared with $14,959,000 provided in the year ended December 31, 1997. The decrease was due to reduced short term investing activity as the Company attempts to keep its funds liquid to fund operating expenses.

    The Company's principal source of liquidity at December 31, 1998 consists of cash and cash equivalents in the amount of $4,590,000. The Company believes it has the necessary cash and cash equivalents on hand at December 31, 1998 to fund its operations and execute its operating plan through May 2000. The Company has already taken the necessary actions in the first quarter of 1999, to manage its cash consistent with its operating plan by reducing its workforce to 18 employees and eliminating specifically identified incremental costs including outside consultants.

    The Company believes that the success of the PSA is the most critical component to the Company's ability to continue as a going concern. The Company's plan for 1999 is to conduct the final clinical study of the PSA, which is expected to cost approximately $1 million. The Company has engaged a reputable third party administrator to oversee the clinical study process in 1999 for a fee of approximately $400,000. The Company has also engaged a group of six hospitals to perform the clinical study for an estimated $400,000. The remaining costs will be incurred through the use of outside consultants. The Company does not believe the cost of the clinical trials will exceed $1 million. The Company is in the process of identifying qualified strategic partners to serve as the contract manufacturer and as the worldwide distributors of the product. The Company expects to incur $1.6 million of salary and benefit costs for the 18 remaining employees in 1999 and $690,000 in overhead costs. The Company does not expect any additional costs in 1999.

    Once the Company completes a successful clinical study, secures regulatory approval and has determined its strategic partners, the Company will require additional equity funding to engage the contract manufacturer for the production of the PSA. The Company believes it has sufficient cash to operate through May 2000, which allows management the necessary time to complete these critical activities. In addition a current investor in the Company has indicated its intention to financially support the Company through 1999.

    In the unlikely event the clinical study is not successful and regulatory approval is denied, the Company would consider further refinement or development of the technology or a new technology altogether. Under these circumstances, the Company would continue to pursue completion of clinical trials, securing regulatory approval and launching a product based on the technology of the PSA.

    Although management and the current investors of the Company do not have any intention of liquidating the business the Company would consider a sale of the technology, if in 2000, its cash constraints will not allow it to execute its plan.

    The Company is aware of one other company with similar products to the PSA. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

YEAR 2000 CONSIDERATIONS

    The Company has reviewed its computer systems for Year 2000 compliance and tested whether the systems will conform to Year 2000 requirements. The Company has brought its internal financial systems into compliance and has determined that the Patient State Analyzer is Year 2000 compliant. There are no current products for sale that the Company will continue into Year 2000. The total cost of this effort did not exceed $50,000 and was completed in November 1998. The Company is capitalizing the hardware and software components and expensing all other costs of this effort. The Company does not have exposure due to third party compliance issues. The Company believes it will incur no additional expenses related to Year 2000 issues. There are no contingency plans in place as there is not an identified issue requiring action at this time, but the Company will continually evaluate issues which may arise that would present a significant risk to the Company and implement contingency plans if required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be held June 1, 1999 and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to directors is incorporated by reference to the information under the caption "PROPOSAL NO. 1 ELECTION OF DIRECTORS" in the Proxy Statement.

    The executive officers of the Registrant, who are elected by the board of directors, are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
John A. Williams                                           51       President, Chief Executive Officer and Director
Daniel W. Muehl                                            36       Vice President of Finance & Administration and Chief
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

    The following Financial Statements of Physiometrix, Inc. and Report of Ernst & Young LLP, Independent Auditors are in this Form 10-K.

                                                                                                           PAGE
                                                                                                        -----------
Report of Independent Auditors........................................................................      F1
Balance Sheets at December 31, 1997 and 1998..........................................................      F2
Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998.........................      F3
Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998.........................      F4
Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998...............      F5
Notes to Financial Statements.........................................................................      F6

    2. FINANCIAL STATEMENT SCHEDULES

    All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    3. EXHIBITS

    Refer to (c) below.

(B) REPORTS ON FORM 8-K

    The Company was not required to and did not file any reports on Form 8-K during the year ended December 31, 1998.

(C) EXHIBITS

 EXHIBIT
   NO.                                                  DESCRIPTION
---------  ------------------------------------------------------------------------------------------------------
   3.1(1)  Restated Certificate of Incorporation of the Company.

   3.2(1)  Bylaws of the Company, as amended.

   4.1(1)  Specimen Common Stock Certificate.

   4.2(1)  Form of Warrant Agreement between the Company and Crutterdon Roth Incorporated, with form of Warrant attached

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

  27.1     Financial Data Schedule-1998 Year-End

------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33302138) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 33316525) and incorporated herein by reference.

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
PHYSIOMETRIX, INC.

    We have audited the accompanying balance sheets of Physiometrix, Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physiometrix, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                    /s/
                                          ERNST & YOUNG LLP

Boston, Massachusetts
February 4, 1999

                               PHYSIOMETRIX, INC.

                                 BALANCE SHEETS

                                                                                             DECEMBER 31
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
                                      ASSETS
Current assets:
Cash and cash equivalents..........................................................  $   9,104,147  $   4,589,585
Short-term investments.............................................................      2,484,139       --
Accounts receivable, net of allowance of $25,000 in 1997 and $5,000 in 1998 for
  doubtful accounts................................................................        311,194         87,400
Inventories, net...................................................................        640,131       --
Prepaid expenses...................................................................         81,631        127,276
                                                                                     -------------  -------------
    Total current assets...........................................................     12,621,242      4,804,261

Equipment, net.....................................................................        662,410        306,795
Due from officer...................................................................         84,000         84,000
Other assets.......................................................................          8,518          6,318
                                                                                     -------------  -------------
Total assets.......................................................................  $  13,376,170  $   5,201,374
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................................................  $     621,353  $     107,447
Accrued expenses...................................................................        444,765        242,663
                                                                                     -------------  -------------
    Total current liabilities......................................................      1,066,118        350,110

Commitments and contingencies
Stockholders' equity...............................................................
  Preferred stock: $.001 par value; 10,000,000 shares authorized:
  Common stock: $.001 par value, 50,000,000 shares authorized; 5,640,825 shares in
    1997 and 5,707,366 shares in 1998 issued and outstanding.......................          5,641          5,707
Additional paid-in capital.........................................................     30,698,595     30,770,458
Accumulated deficit................................................................    (18,394,184)   (25,924,901)
                                                                                     -------------  -------------

Total stockholders' equity.........................................................     12,310,052      4,851,264
                                                                                     -------------  -------------

Total liabilities and stockholders' equity.........................................  $  13,376,170  $   5,201,374
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                             See accompanying notes

                               PHYSIOMETRIX, INC.

                            STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1996           1997           1998
                                                                       -------------  -------------  -------------
Revenues.............................................................  $     413,698  $   1,006,381  $     596,535

Costs and expenses:
  Cost of goods sold.................................................      1,189,510      1,925,316      2,151,889
  Research and development...........................................      1,189,336      2,500,601      4,108,451
  Selling, general and administrative................................      1,652,596      2,739,423      1,935,941
  Equipment writeoffs................................................       --             --              337,648
                                                                       -------------  -------------  -------------

                                                                           4,031,442      7,165,340      8,533,929
                                                                       -------------  -------------  -------------
Operating loss.......................................................     (3,617,744)    (6,158,959)    (7,937,394)
Interest income......................................................        683,461        788,878        406,677
Interest expense.....................................................        (90,090)       (23,016)      --
                                                                       -------------  -------------  -------------

Net loss.............................................................  $  (3,024,373) $  (5,393,097) $  (7,530,717)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

Basic net loss per common share......................................  $        (.80) $        (.96) $       (1.33)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

Shares used in computing basic net loss per common share.............      3,766,494      5,615,360      5,678,644
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                             See accompanying notes

                               PHYSIOMETRIX, INC.

                            STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1996            1997            1998
                                                                   --------------  --------------  --------------
OPERATING ACTIVITIES:
Net loss.........................................................  $   (3,024,373) $   (5,393,097) $   (7,530,717)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................         114,640         205,456         166,824
  Stock compensation.............................................              --          53,000          21,300
  Equipment writeoffs............................................             325              --         337,648
  Changes in operating assets and liabilities:
    Accounts receivable..........................................          52,716        (272,998)        223,794
    Inventories..................................................        (107,927)       (360,342)        640,131
    Prepaid expenses and other assets............................         (60,236)         20,762         (43,445)
    Accounts payable and accrued expenses........................         443,844         113,321        (716,008)
                                                                   --------------  --------------  --------------
Net cash used in operating activities............................      (2,581,011)     (5,633,898)     (6,900,473)

INVESTING ACTIVITIES:
Purchase of equipment............................................        (334,178)       (375,028)       (148,857)
Proceeds from sale of equipment..................................             800              --              --
Purchase of available-for-sale securities........................    (150,684,912)   (127,696,952)   (103,269,408)
Proceeds from maturity of available-for-sale securities..........     132,866,995     143,030,730     105,753,547
                                                                   --------------  --------------  --------------
Net cash provided by (used in) investing activities..............     (18,151,295)     14,958,750       2,335,282

FINANCING ACTIVITIES:
Proceeds from (payments on) demand note..........................         541,334        (541,334)             --
Proceeds from notes payable to stockholders......................         380,428              --
Principal payments on notes payable to stockholders..............        (100,895)        (82,236)             --
Proceeds from issuance of common stock...........................      19,807,644          74,534          50,629
                                                                   --------------  --------------  --------------
Net cash provided by (used in) financing activities..............      20,628,511        (549,036)         50,629
                                                                   --------------  --------------  --------------

Net increase (decrease) in cash and cash equivalents.............        (103,795)      8,775,816      (4,514,562)
Cash and cash equivalents at beginning of year...................         432,126         328,331       9,104,147
                                                                   --------------  --------------  --------------
Cash and cash equivalents at end of year.........................  $      328,331  $    9,104,147  $    4,589,585
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

                             See accompanying notes

                               PHYSIOMETRIX, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                PREFERRED STOCK           COMMON STOCK                                         TOTAL
                             ----------------------  -----------------------                  ACCUMULATED   STOCKHOLDERS'
                               SHARES      AMOUNT      SHARES      AMOUNT     PAID-IN-CAPITAL   DEFICIT        EQUITY
                             ----------  ----------  ----------  -----------  --------------  ------------  ------------
BALANCE AT DECEMBER 31,
1995.......................   4,027,662  $    4,028     134,154  $       134   $ 10,019,496    $(9,976,714)  $   46,944
  Issuance of common stock
    pursuant to initial
    public offering, net of
    issuance costs of
    $671,160...............                           2,000,000        2,000     19,776,841                  19,778,841
  Conversion of preferred
    stock to common stock
    pursuant to initial
    public offering........  (4,027,662)     (4,028)  3,222,130        3,222            806
  Conversion of bridge loan
    financing to common
    stock pursuant to
    initial public
    offering...............                              62,672           63        689,337                     689,400
  Deferred compensation
    related to stock
    options granted........                                                          56,000                      56,000
  Issuance of common stock
    upon exercise of
    options................                             161,368          161         28,157                      28,318
  Issuance of warrants.....                                                             485                         485
  Net loss.................                                                                    (3,024,373)   (3,024,373)
                             ----------  ----------  ----------  -----------  --------------  ------------  ------------
BALANCE AT DECEMBER 31,
1996.......................                           5,580,324        5,580     30,571,122   (13,001,087)   17,575,615
  Issuance of common stock
    upon exercise of
    options................                              35,861           36         10,088                      10,124
  Issuance of common stock
    under Employee Stock
    Purchase Plan..........                              24,640           25         64,385                      64,410
  Stock compensation.......                                                          53,000                      53,000
  Net loss.................                                                                    (5,393,097)   (5,393,097)
                             ----------  ----------  ----------  -----------  --------------  ------------  ------------
BALANCE AT DECEMBER 31,
1997.......................                           5,640,825        5,641     30,698,595   (18,394,184)   12,310,052
  Issuance of common stock
    upon exercise of
    options................                              29,871           30         18,525                      18,555
  Issuance of common stock
    under Employee Stock
    Purchase Plan..........                              36,670           36         32,038                      32,074
  Stock compensation.......                                                          21,300                      21,300
  Net loss.................                                                                    (7,530,717)   (7,530,717)
                             ----------  ----------  ----------  -----------  --------------  ------------  ------------
BALANCE AT DECEMBER 31,
1998.......................              $           $5,707,366  $     5,707   $ 30,770,458   ($25,924,901)  $4,851,264
                             ----------  ----------  ----------  -----------  --------------  ------------  ------------
                             ----------  ----------  ----------  -----------  --------------  ------------  ------------

                             See accompanying notes

                               PHYSIOMETRIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. COMPANY DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Physiometrix, Inc. (the "Company") is engaged in the development, manufacturing and marketing of medical devices for use in neurodiagnostic monitoring in health care. The ultimate success of the Company is dependent upon the regulatory approval and marketing of its products and its ability to secure adequate financing until the Company is operating profitably. During 1998, the Company decided to discontinue the sale of products ancillary to the Company's core technology to devote all of its resources to the introduction of the Patient State Analyzer (PSA).

LIQUIDITY

    The Company's principal source of liquidity at December 31, 1998 consists of cash and cash equivalents in the amount of $4,590,000. The Company believes it has the necessary cash and cash equivalents on hand at December 31, 1998 to fund its operations and execute its operating plan through May 2000. The Company has already taken the necessary actions in the first quarter of 1999, to manage its cash consistent with its operating plan by reducing its workforce to 18 employees and eliminating specifically identified incremental costs including outside consultants.

    The Company believes that the success of the PSA is the most critical component to the Company's ability to continue as a going concern. The Company's plan for 1999 is to conduct the final clinical study of the PSA, which is expected to cost approximately $1 million. The Company has engaged a reputable third party administrator to oversee the clinical study process in 1999 for a fee of approximately $400,000. The Company has also engaged a group of six hospitals to perform the clinical study for an estimated $400,000. The remaining
costs will be incurred through the use of outside consultants.   The Company
does not believe the cost of the clinical trials will exceed $1 million. The Company is in the process of identifying qualified strategic partners to serve as the contract manufacturer and as the worldwide distributors of the product. The Company expects to incur $1.6 million of salary and benefit costs for the 18 remaining employees in 1999 and $690,000 in overhead costs. The Company does not expect any additional costs in 1999.

    Once the Company completes a successful clinical study, secured regulatory approval and has determined its strategic partners, the Company will require additional equity funding to engage the contract manufacturer for the PSA. The Company believes it has sufficient cash to operate through May 2000, which allows management the necessary time to complete these critical activities. In addition, one of the Company's current investors has indicated its intention to financially support the Company through 1999.

    In the unlikely event the clinical study is not successful and regulatory approval is denied, the Company would consider further refinement or development of the technology or a new technology altogether. Under these circumstances, the Company would continue to pursue completion of clinical trials, securing regulatory approval and launching a product based on the technology of the PSA.

    Although management and the current investors of the Company do not have any intention of liquidating the business the Company would consider a sale of the technology, if in 2000, its cash constraints will not allow it to execute its plan.

    The Company is aware of one other company with similar products to the PSA. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

                               PHYSIOMETRIX, INC.

1. COMPANY DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
USE OF ESTIMATES

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents consist principally of United States Treasury bills and certificates of deposit with maturities of three months or less at the date of purchase. In addition, the Company had certain investments in commercial paper, U.S. government agencies and debt securities, which did not meet the definition of cash equivalents and have been classified as short-term investments. These securities are considered available-for-sale securities. The estimated fair value is equal to the cost of the securities and due to the nature of the securities, there are no unrealized gains or losses at the balance sheet dates.

CONCENTRATIONS OF CREDIT RISK

    The Company places its cash investments in high quality short-term, interest-bearing investment grade securities including U.S. Treasury securities and high grade corporate notes. By policy, the Company limits the amount of credit exposure in any one financial instrument or institution. One customer accounted for 38% and 34% of accounts receivable at December 31, 1998 and 1997 respectively, and 12% of 1998 revenues and 10% of 1997 revenues.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market.

EQUIPMENT

    Equipment is recorded at cost and is depreciated using the straight line method over its estimated useful life of five years.

REVENUE RECOGNITION

    The Company recognizes revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment

STOCK--BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as this alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, where the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

                               PHYSIOMETRIX, INC.

1. COMPANY DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
NET LOSS PER COMMON SHARE

    Basic net loss per share represents net loss divided by weighted average shares outstanding. Diluted earnings per share is not presented as the Company has generated net losses in 1996, 1997 and 1998.

ACCOUNTING PRONOUNCEMENTS

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. The new accounting standards have no impact on the Company's financial statements.

    In June 1998, SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" was issued which is effective for fiscal year 2000. The Company believes that the adoption of this statement will not have a material impact on the Company's financial statements.

2. INVENTORIES

    Inventories consisted of raw materials of $405,446, work in progress of $67,391 and finished goods of $167,294 at December 31, 1997. Due to the anticipated discontinuance of the HydroDot Nueromonitoring System, a product ancillary to the company's technology, the company has disposed of or fully reserved for related inventory.

3. EQUIPMENT

    Equipment consists of the following at December 31:

                                                                          1997        1998
                                                                       ----------  ----------
Computer equipment...................................................  $  602,726  $  339,768
Machinery and equipment..............................................     549,879     245,849
                                                                       ----------  ----------
                                                                        1,152,605     585,617
Accumulated depreciation.............................................    (490,195)   (278,822)
                                                                       ----------  ----------
                                                                       $  662,410  $  306,795
                                                                       ----------  ----------
                                                                       ----------  ----------

4. ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                                           1997        1998
                                                                        ----------  ----------
Payroll...............................................................  $  169,056  $  110,487
Professional fees.....................................................     141,425     121,737
Other.................................................................     134,284      10,439
                                                                        ----------  ----------
                                                                        $  444,765  $  242,663
                                                                        ----------  ----------
                                                                        ----------  ----------

                               PHYSIOMETRIX, INC.

5. LEASES

    The Company leases its administrative and manufacturing facility under a non-cancelable operating lease which expires in December 1999. Future minimum operating lease payments as of December 31, 1998 are as follows:

1999..............................................................  $ 140,371
2000..............................................................      9,135
                                                                    ---------
Total minimum lease payments......................................  $ 149,506
                                                                    ---------
                                                                    ---------

    Total rent expense was approximately $96,000 in 1996, $115,000 in 1997 and $144,000 in 1998.

6. STOCKHOLDERS' EQUITY

    The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, in one or more series, each of such series to have such rights and preferences, including voting rights, dividends rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

    The Company has issued warrants to purchase 100,000, 6,000 and 52,227 shares of common stock at $13.20, $11.00 and $6.60 per share respectively, expiring in 2001. At December 31, 1998, 1,449,919 shares of common stock have been reserved for issuance upon exercise of common stock warrants and stock options.

7. EMPLOYEE BENEFIT PLANS

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

    The Company's 1996 Director Option Plan (The Director Plan) provides that each nonemployee director who becomes a director will be granted a nonstatutory option to purchase 15,000 shares of common stock at its then fair market value. Annually thereafter, each nonemployee director will be granted a nonstatutory option to purchase 5,000 shares of common stock as its then fair market value. All options will vest ratably over four years and expire ten years after date of grant. A total of 110,000 shares of common stock are available for grant under the Director Plan.

                               PHYSIOMETRIX, INC.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    A summary of option activity for the two plans is as follows:

                                                            WEIGHTED                     WEIGHTED                  WEIGHTED
                                                             AVERAGE                      AVERAGE                   AVERAGE
                                                            EXERCISE                     EXERCISE                  EXERCISE
                                               1996           PRICE          1997          PRICE        1998         PRICE
                                           -------------  -------------  -------------  -----------  -----------  -----------
Outstanding at beginning of year.........        748,228  $         .30        685,681   $    1.03       847,561   $    1.51
Granted..................................        109,400           4.59        246,100        2.78       592,650        1.21
Canceled.................................        (10,597)           .33        (48,359)       1.97      (464,424)       2.47
Exercised................................       (161,350)           .11        (35,861)        .28       (29,871)        .62
                                           -------------                 -------------               -----------
Outstanding at end of year...............        685,681  $        1.03        847,561   $    1.51       945,916   $     .87
                                           -------------  -------------  -------------       -----   -----------       -----
                                           -------------  -------------  -------------       -----   -----------       -----
Price Range at end of year...............  $   .04-$6.25                 $   .04-$6.25               $ .04-$4.00
                                           -------------                 -------------               -----------
                                           -------------                 -------------               -----------
Exercisable at end of year...............        327,493  $         .55        513,668   $    1.03       574,199   $     .76
                                           -------------  -------------  -------------       -----   -----------       -----
                                           -------------  -------------  -------------       -----   -----------       -----
Available for grant at end of year.......        671,743                       474,002                   345,776
                                           -------------                 -------------               -----------
                                           -------------                 -------------               -----------

    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1998:

 EXERCISE      OPTIONS      OPTIONS
   PRICE     OUTSTANDING  EXERCISABLE
-----------  -----------  -----------
$.04-$.63...    434,766      405,729
$.75-$4.00..    511,150      168,470
             -----------  -----------
                945,916      574,199
             -----------  -----------
             -----------  -----------

    The weighted average contractual life of options outstanding at December 31, 1997 and 1998 was 8.2, 7.9 years and 7.5 years, respectively. The weighted average fair value of options granted in 1996, 1997 and 1998 was $2.93, $2.38 and $1.13.

    Pro forma information regarding net loss and net loss per share was computed in accordance with Statement 123, and has been determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998 respectively, risk-free interest rate of 6.42%, 5.91% and 4.92%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 66%, 118% and 151% and a weighted-average expected life of the option of 5.5 years. The Company has also included the compensation related to its Employee Stock Purchase Plan in 1996, 1997 and 1998 under FAS 123 in the pro forma net loss presented below. For purposes of Pro Forma disclosures, the estimated fair value of the options is amortized over the options' vesting period.

                               PHYSIOMETRIX, INC.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
The Company has determined that the pro forma net loss per share as computed under Statement 123 is as follows:

                                                       1996           1997           1998
                                                   -------------  -------------  -------------
Net loss
  As reported....................................  $  (3,024,373) $  (5,393,097) $  (7,530,717)
  Pro forma......................................  $  (3,065,572) $  (5,604,513) $  (7,781,080)
Basic net loss per share
  As reported....................................  $        (.80) $        (.96) $       (1.33)
  Pro forma......................................  $        (.81) $       (1.00) $       (1.37)

    EMPLOYEE STOCK PURCHASE PLAN

    Under the 1996 Employee Stock Purchase Plan ("the Purchase Plan") eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or end of each six month purchase period. Participation in the offering is limited to 20% of the employees compensation or $25,000 in any purchase period. The first offering commenced on December 1, 1996 and the Purchase Plan will terminate April 2006. A total of 150,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. A total of 24,640 and 36,670 shares of Common Stock were purchased in 1997 and 1998, respectively.

    401(K) SAVINGS PLAN

    The 401(k) Savings Plan ("Savings Plan") allows all employees that have attained the age of 21 to make annual, tax-deferred contributions of up to 15% of their eligible compensation. Annually, the Company may make discretionary matching contributions based upon a percentage of the employees' contributions. The Company made no such contributions to the Savings Plan in 1996, 1997 or 1998.

8. INCOME TAXES

    Since the Company has incurred only losses since inception, and due to the degree of uncertainty related to the use of the loss carryforwards, the Company has fully reserved this benefit. At December 31, 1998, the Company had tax net operating loss carryforwards of approximately $18.3 million available to offset federal taxable income. The Company also has research and development tax credit carryforwards of approximately $409,000 available to offset federal and state income taxes. Both carryforwards expire in varying amounts through 2018. The Company also had approximately $17.0 million in net operating loss carryforwards to offset state taxable income. This carryforward expires in varying amounts through 2003. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards will be subject to annual limitations based upon ownership changes of the Company's stock which have occurred.

                               PHYSIOMETRIX, INC.

8. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred income taxes are as follows as of December 31:

                                                                      1997           1998
                                                                  -------------  -------------
Net operating loss carryforwards................................  $   5,004,000  $   7,261,000
Research and development costs..................................      1,831,000      2,510,000
Research and development tax credits............................        284,000        409,000
Other...........................................................        134,000          4,000
                                                                  -------------  -------------
                                                                      7,253,000     10,184,000
Valuation allowance.............................................     (7,253,000)   (10,184,000)
                                                                  -------------  -------------
Net deferred tax asset..........................................  $          --  $          --
                                                                  -------------  -------------
                                                                  -------------  -------------

    The valuation allowance increased by $2,931,000 in 1998 due primarily to the unbenefitted net operating loss incurred in 1998. The tax net operating loss carryforward differs from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes, consisting primarily of research and development costs.

9. RELATED PARTY TRANSACTIONS

    Certain of the Company's legal services, principally related to patent matters, are provided by a firm which is affiliated with a director/shareholder. Payments to this company amounted to approximately $51,000, $23,900 and zero in 1996, 1997 and 1998, respectively.

    The Company has a loan outstanding to an officer in the amount of $84,000 at December 31, 1998 which is due in installments periodically from 1999 to 2002. The loan accrued interest at the applicable federal rate (6.31% at December 31, 1998).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PHYSIOMETRIX, INC.

                                BY:             /S/ JOHN A. WILLIAMS
                                     ------------------------------------------
                                                  John A. Williams
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                President, Chief Executive
     /s/ JOHN A. WILLIAMS         Officer
------------------------------    and Director                 March 31, 1999
       John A. Williams           (Principal Executive
                                  Officer)
                                Vice President and Chief
     /s/ DANIEL W. MUEHL          Financial Officer
------------------------------    (Principal Financial and     March 31, 1999
       Daniel W. Muehl            Accounting Officer)
      /s/ THOMAS BARUCH         Director
------------------------------                                 March 31, 1999
        Thomas Baruch
    /s/ JAMES E. NICHOLSON      Director
------------------------------                                 March 31, 1999
      James E. Nicholson
      /s/ THOMAS J. TOY         Director
------------------------------                                 March 31, 1999
        Thomas J. Toy

EXHIBIT INDEX

(C) EXHIBITS

 EXHIBIT
   NO.                                                  DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------

   3.1(1)  Restated Certificate of Incorporation of the Company.

   3.2(1)  Bylaws of the Company, as amended.

   4.1(1)  Specimen Common Stock Certificate.

   4.2(1)  Form of Warrant Agreement between the Company and Crutterdon Roth Incorporated, with form of Warrant attached

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

  27.1     Financial Data Schedule-1998 Year-End

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33302138) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 33316525) and incorporated herein by reference.