Form 10-Q
period 1999-03-31
PHYSIOMETRIX INC
filed 1999-05-13
CIK 1010397

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1999

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   ITEM 1 - Yes  X  No
                                                  ---    ---
                                     ITEM 2 - Yes  X  No
                                                  ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of


              Class                         Outstanding at March 31, 1999
              -----                         -----------------------------
    Common Stock, $.001 par value                     5,727,366


                               PHYSIOMETRIX, INC.

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                           PAGE NO.

        ITEM 1    Financial Statements

                  Balance Sheets as of December 31, 1998 and                  3
                  March 31, 1999

                  Statements of Operations for the Three Months               4
                  ended March 31, 1998 and 1999

                  Statements of Cash Flows for the Three Months               5
                  ended March 31, 1998 and 1999

                  Notes to Financial Statements                               6

        ITEM 2    Management's Discussion and Analysis of                     7
                  Financial Condition and Results of Operations


PART II OTHER INFORMATION                                                    11

SIGNATURES                                                                   12


                               PHYSIOMETRIX, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                       DECEMBER 31       MARCH 31
                                                                          1998             1999
                                                                       ------------    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents ......................................   $  4,589,585    $  3,648,045
    Accounts receivable, net .......................................         87,400          96,099
Prepaid expenses ...................................................        127,276         167,095
                                                                       ------------    ------------
Total current assets ...............................................      4,804,261       3,911,239

Property, plant and equipment ......................................        585,617         587,012
Less allowances for depreciation ...................................       (278,822)       (305,709)
                                                                       ------------    ------------
                                                                            306,795         281,303
Due from officer ...................................................         84,000          84,000
Other assets .......................................................          6,318           6,318
                                                                       ------------    ------------

Total assets .......................................................   $  5,201,374    $  4,282,860
                                                                       ------------    ------------
                                                                       ------------    ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...............................................   $    107,447    $    119,124
    Accrued expenses ...............................................        242,663         144,577
                                                                       ------------    ------------
Total current liabilities ..........................................   $    350,110    $    263,701
Stockholders' equity
    Preferred stock: $.001 par value; 10,000,000 shares authorized:            --              --
    Common stock: $.001 par value, 50,000,000 shares authorized;
    5,707,366 shares in 1998 and 5,727,366 shares in 1999 issued and
    outstanding ....................................................          5,707           5,727
Additional paid-in capital .........................................     30,770,458      30,771,188
Accumulated deficit ................................................    (25,924,901)    (26,757,756)
                                                                       ------------    ------------
Total stockholders' equity .........................................      4,851,264       4,019,159
                                                                       ------------    ------------
Total liabilities and stockholders' equity .........................   $  5,201,374    $  4,282,860
                                                                       ------------    ------------
                                                                       ------------    ------------



                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                               MARCH 31
                                                               --------
                                                         1998           1999
                                                     -----------    -----------

Revenues .........................................   $   183,840    $   118,379

Costs and expenses:
     Cost of goods sold ..........................       481,092        213,071
     Research and development ....................     1,086,415        536,112
     Selling, general and administrative .........       694,571        246,905
                                                     -----------    -----------
                                                       2,262,078        996,088
                                                     -----------    -----------

Operating loss ...................................    (2,078,238)      (877,709)

Interest income ..................................       136,365         44,854

Net loss .........................................   $(1,941,873)   $  (832,855)
                                                     -----------    -----------
                                                     -----------    -----------
Net loss per share ...............................   $     (0.34)   $     (0.15)
                                                     -----------    -----------
                                                     -----------    -----------
Shares used in computing net loss per common share     5,658,325      5,720,699
                                                     -----------    -----------
                                                     -----------    -----------





                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31
                                                                            --------
                                                                      1998            1999
                                                                  ------------    ------------
Operating activities:
Net loss ......................................................   $ (1,941,873)   $   (832,855)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ............................         56,155          26,887
     Changes in operating assets and liabilities:
          Accounts receivable .................................        200,054          (8,699)
          Inventories .........................................       (107,012)             (0)
          Prepaid expenses and other assets ...................            136         (39,819)
          Accounts payable and accrued expenses ...............        (57,940)        (86,409)
                                                                  ------------    ------------
Net cash used in operating activities .........................     (1,850,480)       (940,895)

INVESTING ACTIVITIES:
Purchase of equipment .........................................        (35,506)         (1,395)
Purchase of available-for-sale securities .....................    (30,745,019)    (13,675,416)
Proceeds from maturity of available-for-sale securities .......     32,541,440      13,675,416
                                                                  ------------    ------------

Net cash provided by investing activities .....................      1,760,915          (1,395)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net ...................         16,407             750
                                                                  ------------    ------------
Net cash provided by (used in) financing activities ...........         16,407             750

Net increase (decrease) in cash and cash equivalents ..........        (73,158)       (941,540)

Cash and cash equivalents at beginning of period ..............      9,104,147       4,589,585
                                                                  ------------    ------------

Cash and cash equivalents at end of period ....................   $  9,030,989    $  3,648,045
                                                                  ------------    ------------
                                                                  ------------    ------------

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

         Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other interim period. The accompanying financial statements should be read in conjunction with the audited financial statements for the period ending December 31, 1998.


NOTE B - ACCOUNTING PRONOUNCEMENTS

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. The new accounting standards have no impact on the Company's financial statements.

         In June 1998, SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" was issued which is effective for fiscal year 2000. The Company believes that the adoption of this statement will not have a material impact on the Company's financial statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of Physiometrix, Inc. should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and other risks detailed from time to time in the Company's SEC reports, including its annual report on Form 10-K for the year ended December 31, 1998. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) marketing and distribution; (iv) research and development;
(v) manufacturing; (vi) competition; (vii) government regulation especially as it relates to FDA approvals; (viii) third-party reimbursement (ix) operating and capital requirements and (x) clinical trials.

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

         Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of March 31, 1999, the Company had an accumulated deficit of approximately $26.8 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1999. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         REVENUES

         Revenues decreased 36% to $118,000 for the three months ended March 31, 1999 from $184,000 for the three months ended March 31, 1998. This decrease is primarily the result of a lower sales volume of the Company's Equinox EEG System and Hydrodot Neuromonitoring products.

         COST OF GOODS SOLD

         Cost of goods sold decreased 56% to $213,000 for the three months ended March 31, 1999 from $481,000 for the three months ended March 31, 1998. This decrease was primarily due to headcount reductions due to discontinuance of the Company's Equinox product line and lower sales volume of Equinox and HydroDot Neuromonitoring products.

         GROSS MARGIN

         The negative gross profit margin results from fixed headcount and overhead in the quality assurance and manufacturing group. The gross margin produced by the HydroDot Neuromonitoring business does not provide enough sales volume to cover these fixed expenses. Gross margin related to the HydroDot Neuromonitoring business in 1999 was slightly higher in percentage terms compared with gross margin produced in 1998 . Pricing of the product did not change in 1999, but material costs of inventory were lower comparable to 1998. The Company wrote down to zero the HydroDot Neuromonitoring inventory to reflect the net realizable value at December 31, 1998. The Company intends to either license the technology to another company or transition out of the business by the end of 1999.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consisting principally of salaries, consulting fees, and clinical trial expenses decreased 51% to $536,000 for the three months ended March 31, 1999 from $1,086,000 for the three months ended March 31, 1998. This decrease is primarily the result of lower headcount and outside consulting related to ongoing development for the Patient State Analyzer. The Company expects the final clinical study for the PSA to cost approximately $1.1 million, of which approximately $190,000 of costs have been incurred. The Company expects that the final study of the PSA will be concluded in the third quarter of 1999. The Company has no assurance that the testing which has occurred to date will demonstrate that the device functions adequately to successfully complete the clinical trials.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 64% to $247,000 for the three months ended March 31, 1999 from $695,000 for the three months ended March 31, 1998. This decrease is primarily due to discontinuation of the Equinox product line, which resulted in a reduction of the Company's outside sales force and related expenses and continued cost controls.

         INTEREST INCOME AND EXPENSE:

         Interest income decreased to $45,000 for the three months ended March 31, 1999 from $136,000 for the three months ended March 31, 1998. This was the result of a lower average cash balance in 1999 versus 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At quarter ended March 31, 1999, the Company's cash and cash equivalents were $3,648,000 as compared to $4,590,000 at year ended December 31, 1998.

         The Company's operating activities used cash of $941,000 in the three months ended March 31, 1999 as compared to $1,850,000 in the three months ended March 31, 1998. The decrease in net cash used in 1999 compared to 1998 was primarily the result of the decreased net loss of the Company.

         The Company's financing activities provided cash of $750 in the three months ended March 31, 1999 as compared to $16,000 in the three months ended March 31, 1998.

         Net cash used by investing activities in the three months ended March 31, 1999 was $1,400, as compared with $1,761,000 provided in the three months ended March 31, 1998. The decrease was due to reduced short term investing activity as the Company attempts to keep its funds liquid to fund operating expenses.

         The Company's principal source of liquidity at March 31, 1999 consists of cash and cash equivalents in the amount of $3,648,000. The Company believes it has the necessary cash and cash equivalents on hand at March 31, 1999 to fund its operations and execute its operating plan through May 2000. The Company has already taken the necessary actions in the first quarter of 1999, to manage its cash consistent with its operating plan by reducing its workforce to 18 employees and eliminating specifically identified incremental costs including outside consultants.

         The Company believes that the success of the PSA is the most critical component to the Company's ability to continue as a going concern. The Company's plan for 1999 is to conduct the final clinical study of the PSA, which is expected to cost approximately $1 million. The Company has engaged a reputable third party administrator to oversee the clinical study process in 1999 for a fee of approximately $400,000. The Company has also engaged a group of six hospitals to perform the clinical study for an estimated $400,000. The remaining costs will be incurred through the use of outside consultants. The Company does not believe the cost of the clinical trials will exceed $1 million. The Company is in the process of identifying qualified strategic partners to serve as external manufacturer and as the worldwide distributors of the product. The Company expects to incur $1.6 million of salary and benefit costs for the 18 remaining employees in 1999 and $ 690,000 in overhead costs. The Company does not expect any additional costs in 1999.

         Once the Company completes a successful clinical study, secures regulatory approval and has determined its strategic partner, the Company will require additional equity funding to contract with an outside party to manufacture the PSA. The Company believes it has sufficient cash to operate through May 2000, which allows management the necessary time to complete these critical activities. In the unlikely event the clinical study is not successful and regulatory approval is denied, the Company would consider further refinement or development of the technology or a new technology altogether. Under these circumstances, the Company would continue to pursue completion of clinical trials, securing regulatory approval and launching a product based on the technology of the PSA.

         Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would, however, consider a sale of the technology, if in early 2000, its cash constraints will not allow it to execute its plan. The Company is aware of one other company with similar products to the PSA. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

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

                               PHYSIOMETRIX, INC.

                                 MARCH 31, 1999



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

                                 MARCH 31, 1999

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PHYSIOMETRIX, INC.


DATE:   May 12, 1999


                                            BY: /s/ John A. Williams
                                                --------------------
                                                John A. Williams
                                                President, Chief Executive
                                                Officer

                                            BY: /s/ Daniel W. Muehl
                                                -------------------
                                                Daniel W. Muehl
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)