Form 10-Q
period 1999-06-30
PHYSIOMETRIX INC
filed 1999-08-02
CIK 1010397

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 1010397
                                                -------

                         ------------------------------


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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. ITEM 1 - Yes  X     No
                                                ---       ---

                                   ITEM 2 - Yes  X     No
                                                ---       ---

The number of shares outstanding of each of the issuer's classes of common stock as of

              CLASS                                 OUTSTANDING AT JUNE 30, 1999
              -----                                 ----------------------------

         Common Stock, $.001 par value                      5,787,041

                               PHYSIOMETRIX, INC.


                                TABLE OF CONTENTS


                                                                        PAGE NO.


    PART I    FINANCIAL INFORMATION

              ITEM 1     Financial Statements


                         Balance Sheets as of December 31, 1998 and         3
                         June 30, 1999

                         Statements of Operations for the Three Month       4
                         and Six Month Periods ended June 30, 1998 and
                         1999

                         Statements of Cash Flows for the Six Months        5
                         ended June 30, 1998 and 1999

                         Notes to Financial Statements                      6


              ITEM 2     Management's Discussion and Analysis of            7
                         Financial Condition and Results of Operations


    PART II   OTHER INFORMATION                                            13



    SIGNATURES                                                             14


                               PHYSIOMETRIX, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                                    DECEMBER 31             JUNE 30
                                                                                       1998                   1999
                                                                                       ----                   ----
                                         ASSETS
Current assets:
     Cash and cash equivalents..................................................    $  4,589,585         $  3,000,587


     Accounts receivable, net...................................................          87,400               72,453


     Prepaid expenses...........................................................         127,276              152,481
                                                                                    ------------         ------------
Total current assets............................................................       4,804,261            3,225,521

Property, plant and equipment...................................................         585,617              588,582
Less allowances for depreciation................................................        (278,822)            (332,295)
                                                                                    ------------         ------------
                                                                                         306,795              256,287

Due from officer................................................................          84,000               84,000

Other assets....................................................................           6,318                6,318
                                                                                    ------------         ------------

Total assets....................................................................    $  5,201,374         $  3,572,126
                                                                                    ------------         ------------
                                                                                    ------------         ------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................    $    107,447         $     95,879
     Accrued expenses...........................................................         242,663              214,948
                                                                                    ------------         ------------
Total current liabilities.......................................................         350,110              310,827
Stockholders' equity
     Preferred stock: $.001 par value; 10,000,000 shares authorized:                      -                    -
     Common stock: $.001 par value, 50,000,000 shares authorized;
        5,707,366 shares in 1998 and 5,787,041 shares in 1999 issued and
        outstanding.............................................................           5,707                5,787
Additional paid-in capital......................................................      30,770,458           30,803,344
Accumulated deficit.............................................................     (25,924,901)         (27,547,832)
                                                                                    ------------         ------------
Total stockholders' equity......................................................       4,851,264            3,261,299
                                                                                    ------------         ------------
Total liabilities and stockholders' equity......................................    $  5,201,374         $  3,572,126
                                                                                    ------------         ------------
                                                                                    ------------         ------------


                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                              JUNE 30                                    JUNE 30
                                                             ---------                                  ---------
                                                       1998              1999                    1998                1999
                                                       ----              ----                    ----                ----

Revenues...............................         $     149,326       $     82,230         $     333,166        $     200,609

Costs and expenses:
     Cost of goods sold................               776,346            192,172             1,257,437              405,243
     Research and development..........             1,390,580            446,813             2,476,995              982,925
     Selling, general and
              administrative...........               592,864            269,945             1,287,436              516,852
     Equipment writeoff................               266,504                  -               266,504                    -
                                                -------------       ------------         -------------        -------------
                                                    3,026,294            908,930             5,288,372            1,905,020
                                                -------------       ------------         -------------        -------------

Operating loss.........................            (2,876,968)          (826,700)           (4,955,206)          (1,704,411)

Interest income........................               112,648             36,625               249,013               81,480


Net loss...............................         $  (2,764,320)       $  (790,075)         $ (4,706,193)        $ (1,622,931)
                                                -------------       ------------         -------------        -------------
                                                -------------       ------------         -------------        -------------

Net loss per share.....................         $      (0.49)       $     (0.14)         $      (0.83)        $      (0.28)
                                                -------------       ------------         -------------        -------------
                                                -------------       ------------         -------------        -------------

Shares used in computing net
loss per common share..................             5,676,559          5,767,149             5,667,442            5,740,591
                                                -------------       ------------         -------------        -------------
                                                -------------       ------------         -------------        -------------




                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                                    -------
                                                                            1998               1999
                                                                            ----               ----
OPERATING ACTIVITIES:
Net loss....................................................          $  (4,706,193)     $  (1,622,931)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..........................                104,732              53,473
     Equipment writeoff.....................................                287,725                   -
     Changes in operating assets and liabilities:
         Accounts receivable................................                220,690              14,947
         Inventories........................................                381,825                   -
         Prepaid expenses and other assets..................               (12,377)            (25,205)
         Accounts payable and accrued expenses..............              (258,442)            (39,283)
                                                                      -------------      --------------
Net cash used in operating activities.......................            (3,982,040)         (1,618,999)

INVESTING ACTIVITIES:
Purchase of equipment.......................................               (97,001)             (2,965)
Purchase of available-for-sale securities...................           (22,957,398)                  -
Proceeds from maturity of available-for-sale securities.....             25,441,537                  -
                                                                      -------------      --------------
Net cash provided (used) by investing activities............              2,387,138             (2,965)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................                 70,935              32,966


                                                                      -------------      --------------
Net cash provided by financing activities...................                 70,935              32,966
                                                                      -------------      --------------

Net decrease in cash and cash equivalents...................            (1,523,967)         (1,588,998)
Cash and cash equivalents at beginning of period............              9,104,147           4,589,585
                                                                      -------------      --------------

Cash and cash equivalents at end of period..................          $   7,580,180      $    3,000,587
                                                                      -------------      --------------
                                                                      -------------      --------------


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

         In June 1998, SFAS No. 133, "Accounting For Derivative
Instruments and Hedging Activities" was issued which is effective for fiscal year 2001. The Company believes that the adoption of this statement will not have a material impact on the Company's financial statement.

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

         Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of June 30, 1999, the Company had an accumulated deficit of approximately $27.5 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1999. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         REVENUES

         Revenues decreased 45% to $82,000 for the three months ended June 30, 1999 from $149,000 for the three months ended June 30, 1998. This decrease is primarily the result of a lower sales volume of the Company's Hydrodot Neuromonitoring products.

         COST OF GOODS SOLD

         Cost of goods sold decreased 75% to $192,000 for the three months ended June 30, 1999 from $776,000 for the three months ended June 30, 1998. This decrease was primarily due to headcount reductions due to discontinuance of the Company's Equinox product line and lower sales volume of HydroDot
Neuromonitoring products.

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

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consisting principally of salaries, consulting fees, and clinical trial expenses decreased 68% to $447,000 for the three months ended June 30, 1999 from $1,391,000 for the three months ended June 30, 1998. This decrease is primarily the result of lower headcount and outside consulting related to ongoing development for the Patient State Analyzer. The Company expects the final clinical study for the PSA to cost approximately $1 million, of which approximately $200,000 of costs have been incurred. The Company expects that the final study of the PSA will be concluded in the fourth quarter of 1999. The Company has no assurance that the testing which has occurred to date will demonstrate that the device functions adequately to successfully complete the clinical trials.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 54% to $270,000 for the three months ended June 30, 1999 from $593,000 for the three months ended June 30, 1998. This decrease is primarily due to discontinuation of the Equinox product line, which resulted in a reduction of the Company's outside sales force and related expenses and continued cost controls.

         INTEREST INCOME AND EXPENSE:

         Interest income decreased to $37,000 for the three months ended June 30, 1999 from $113,000 for the three months ended June 30, 1998. This was the result of a lower average cash balance in 1999 versus 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         REVENUES

         Revenues decreased 40% to $201,000 for the six months ended June 30, 1999 from $333,000 for the six months ended June 30, 1998. This decrease is primarily the result of a lower sales volume of the Company's Equinox EEG System and Hydrodot Neuromonitoring products.

         COST OF GOODS SOLD

         Cost of goods sold decreased 68% to $405,000 for the six months ended June 30, 1999 from $1,257,000 for the six months ended June 30, 1998. This decrease was primarily due to headcount reductions due to discontinuance of the Company's Equinox product line and lower sales volume of Equinox and HydroDot Neuromonitoring products.

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

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consisting principally of salaries, consulting fees, and clinical trial expenses decreased 60% to $983,000 for the six months ended June 30, 1999 from $2,477,000 for the six months ended June 30, 1998. This decrease is primarily the result of lower headcount and outside consulting related to ongoing development for the Patient State Analyzer. The Company expects the final clinical study for the PSA to cost approximately $1 million, of which approximately $200,000 of costs have been incurred. The Company expects that the final study of the PSA will be concluded in the fourth quarter of 1999. The Company has no assurance that the testing which has occurred to date will demonstrate that the device functions adequately to successfully complete the clinical trials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 60% to $517,000 for the six months ended June 30, 1999 from $1,287,000 for the six months ended June 30, 1998. This decrease is primarily due to discontinuation of the Equinox product line, which resulted in a reduction of the Company's outside sales force and related expenses and continued cost controls.

         INTEREST INCOME AND EXPENSE:

         Interest income decreased to $81,000 for the six months ended June 30, 1999 from $249,000 for the six months ended June 30, 1998. This was the result of a lower average cash balance in 1999 versus 1998.

LIQUIDITY AND CAPITAL RESOURCES

        At quarter ended June 30, 1999, the Company's cash and cash equivalents were $3,000,000 as compared to $4,590,000 at year ended December 31, 1998.

        The Company's operating activities used cash of $1,619,000 in the six months ended June 30, 1999 as compared to $3,982,000 in the six months ended June 30, 1998. The decrease in net cash used in 1999 compared to 1998 was primarily the result of the decreased net loss of the Company.

        The Company's financing activities provided cash of $33,000 in the six months ended June 30, 1999 as compared to $71,000 in the six months ended June 30, 1998.

        Net cash used by investing activities in the six months ended June 30, 1999 was $3,000, as compared with $2,387,000 provided in the six months ended June 30, 1998. The decrease was due to reduced short term investing activity as the Company attempts to keep its funds liquid to fund operating expenses.

        The Company's principal source of liquidity at June 30, 1999 consists of cash and cash equivalents in the amount of $3,000,000. The Company believes it has the necessary cash and cash equivalents on hand at June 30, 1999 to fund its operations and execute its operating plan through May 2000. The Company has already taken the necessary actions in the first quarter of 1999, to manage its cash consistent with its operating plan by reducing its workforce to 18 employees and eliminating specifically identified incremental costs including outside consultants.

        The Company believes that the success of the PSA is the most critical component to the Company's ability to continue as a going concern. The Company's plan for 1999 is to conduct the final clinical study of the PSA, which is expected to cost approximately $1 million. The Company has engaged a reputable third party administrator to oversee the clinical study process in 1999 for a fee of approximately $500,000. The Company has also engaged a group of six hospitals to perform the clinical study for an estimated $400,000. The remaining costs will be incurred through the use of outside consultants. The Company does not believe the cost of the clinical trials will exceed $1 million. The Company is in the process of identifying qualified strategic partners to serve as external manufacturer and as the worldwide distributors of the product. The Company expects to incur $1.6 million of salary and benefit costs for the 18 remaining employees in 1999 and $ 690,000 in overhead costs. The Company does not expect any additional costs in 1999.

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

                                  JUNE 30, 1999

PART II    Other Information

           ITEM 1       Legal Proceedings:
                        Not applicable.

           ITEM 2       Changes in Securities:
                        Not applicable.

           ITEM 3       Defaults upon Senior Securities:
                        Not applicable.

           ITEM 4       Submission of matters to a vote of security holders:

                        On June 1,1999, the company held its annual meeting of shareholders. The following items were submitted for a vote of the shareholders.

                        Election of Thomas Baruch and John Williams as a class III director.
                        For: 4,308,849
                        Against: 5,713
                        Abstain: 0

                        Ratification of Ernst & Young as independent auditors for the year ended December
                        31,1999.
                        For: 4,314,462
                        Against: 100
                        Abstain: 0

           ITEM 5       Other information:
                        None.

           ITEM 6       Exhibits and reports on Form 8-K:

                        (a)     Exhibits
                                27.1 Financial Data Schedule
                        (b)     Reports on Form 8-K - None

                                  JUNE 30, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PHYSIOMETRIX, INC.


DATE:   July 30, 1999


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