Form 10-Q
period 1999-09-30
PHYSIOMETRIX INC
filed 1999-11-03
CIK 1010397

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1999

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

                                 (978) 670-2422
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ITEM 1 - Yes X No
                                                ---   ---
                                   ITEM 2 - Yes  X  No
                                                ---   ---
The number of shares outstanding of each of the issuer's classes of common stock as of


             CLASS                    OUTSTANDING AT SEPTEMBER 30, 1999
             -----                    ---------------------------------

Common Stock, $.001 par value                      5,787,041

                               PHYSIOMETRIX, INC.

                                TABLE OF CONTENTS

     PART I  FINANCIAL INFORMATION                                                     PAGE NO.


           ITEM 1    Financial Statements

                     Balance Sheets as of December 31, 1998 and September 30,             3
                     1999

                     Statements of Operations for the Three Month and Nine                4
                     Month Periods ended September 30, 1998 and 1999

                     Statements of Cash Flows for the Nine Months ended                   5
                     September 30, 1998 and 1999

                     Notes to Financial Statements                                        6

           ITEM 2    Management's Discussion and Analysis of Financial                    7
                     Condition and Results of Operations

     PART II      OTHER INFORMATION                                                      13



     SIGNATURES                                                                           14


                               PHYSIOMETRIX, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                                  December 31        September 30
                                                                                     1998                1999
                                                                                     ----                ----
                                         ASSETS
Current assets:
     Cash and cash equivalents.................................................   $ 4,589,585        $ 2,201,190

     Accounts receivable, net..................................................        87,400             63,609

     Prepaid expenses..........................................................       127,276            101,120
                                                                                   -----------        -----------

Total current assets...........................................................     4,804,261          2,365,919

Property, plant and equipment..................................................       585,617            588,582

Less allowances for depreciation...............................................      (278,822)          (357,869)
                                                                                   -----------        -----------

                                                                                      306,795            230,713

Due from officer...............................................................        84,000             84,000

Other assets...................................................................         6,318              6,318
                                                                                   -----------        -----------

Total assets...................................................................   $ 5,201,374         $2,686,950
                                                                                   -----------        -----------
                                                                                   -----------        -----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................................................     $ 107,447           $ 12,212

     Accrued expenses..........................................................       242,663            117,676
                                                                                   -----------        -----------

Total current liabilities......................................................       350,110            129,888

Stockholders' equity
     Preferred stock: $.001 par value; 10,000,000 shares authorized:                     -                  -
     Common stock: $.001 par value, 50,000,000 shares authorized;
        5,707,366 shares in 1998 and 5,787,041 shares in 1999 issued and
        outstanding............................................................         5,707              5,787

Additional paid-in-capital.....................................................    30,770,458         30,818,343

Accumulated deficit............................................................   (25,924,901)       (28,267,068)
                                                                                   -----------        -----------

Total stockholders' equity.....................................................     4,851,264          2,557,062
                                                                                   -----------        -----------

Total liabilities and stockholders' equity.....................................   $ 5,201,374        $ 2,686,950
                                                                                   -----------        -----------
                                                                                   -----------        -----------



                             See accompanying notes

                                                   PHYSIOMETRIX, INC.
                                                STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                            Three Months Ended                   Nine Months Ended
                                               September 30                          September 30
                                               ------------                          ------------
                                            1998           1999                 1998            1999
                                            ----           ----                 ----            ----


Revenues ............................   $   105,407    $    84,231    $   438,573    $   284,841

Costs and expenses:
     Cost of goods sold .............       340,102        178,851      1,597,540        584,094
     Research and development .......       897,631        458,911      3,374,626      1,441,835
     Selling, general and
              administrative ........       332,488        196,589      1,619,923        713,441
     Equipment writeoff .............                                     266,504
                                                                       ----------
                                          1,570,221        834,351      6,858,593      2,739,370
                                         -----------     ----------    -----------    -----------

Operating loss ......................    (1,464,814)      (750,120)    (6,420,020)    (2,454,529)

Interest income .....................        92,762         30,883        341,775        112,362

Net loss ............................   $(1,372,052)   $  (719,237)   $(6,078,245)   $(2,342,167)
                                         -----------     ----------    -----------    -----------
                                         -----------     ----------    -----------    -----------
Net loss per share ..................   $     (0.24)   $     (0.12)   $     (1.07)   $     (0.41)
                                         -----------     ----------    -----------    -----------
                                         -----------     ----------    -----------    -----------
Shares used in computing net loss per     5,686,096      5,787,041      5,670,010      5,756,074
common share                             -----------     ----------    -----------    -----------
                                         -----------     ----------    -----------    -----------



                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                                    -----------------

                                                                                  1998               1999
                                                                                  ----               ----

OPERATING ACTIVITIES:
Net loss ..................................................................   $ (6,078,245)   $ (2,342,167)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................        123,941          79,047
     Equipment writeoff ...................................................        287,725            --
     Changes in operating assets and liabilities:
         Accounts receivable ..............................................        261,343          23,791
         Inventories ......................................................        389,651            --
         Prepaid expenses and other assets ................................        (45,992)         26,156
         Accounts payable and accrued expenses ............................       (481,236)       (220,222)
                                                                               ------------    ------------
Net cash used in operating activities .....................................     (5,542,813)     (2,433,395)

INVESTING ACTIVITIES:
Purchase of equipment .....................................................       (130,656)         (2,965)
Purchase of available-for-sale securities .................................    (81,727,423)           --
Proceeds from maturity of available-for-sale securities ...................     84,211,562            --
                                                                               ------------    ------------

Net cash provided (used) by investing activities ..........................      2,353,483          (2,965)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net ...............................         59,490          47,965

Net cash provided by financing activities .................................         59,490          47,965
                                                                               ------------    ------------

Net decrease in cash and cash equivalents .................................     (3,129,840)     (2,388,395)
Cash and cash equivalents at beginning of period ..........................      9,104,147       4,589,585
                                                                               ------------    ------------

Cash and cash equivalents at end of period ................................   $  5,974,307    $  2,201,190
                                                                               ------------    ------------
                                                                               ------------    ------------


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

        Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of September 30, 1999, the Company had an accumulated deficit of approximately $28.3 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product and is expected to account for most of the Company's revenue through 1999. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES

         Revenues decreased 20% to $84,000 for the three months ended September 30, 1999 from $105,000 for the three months ended September 30, 1998. This decrease is primarily the result of a lower sales volume of the Company's Hydrodot Neuromonitoring products.

          COST OF GOODS SOLD

         Cost of goods sold decreased 47% to $179,000 for the three months ended September 30, 1999 from $340,000 for the three months ended September 30, 1998. This decrease was primarily due to headcount reductions due to discontinuance of the Company's Equinox product line and lower sales volume of HydroDot Neuromonitoring products.

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

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consisting principally of salaries, consulting fees, and clinical trial expenses decreased 49% to $459,000 for the three months ended September 30, 1999 from $898,000 for the three months ended September 30, 1998. This decrease is primarily the result of lower headcount and outside consulting related to ongoing development for the Patient State Analyzer. The Company expects the final clinical study for the PSA to cost approximately $1 million, of which approximately $230,000 of costs have been incurred. The Company expects that the final study of the PSA will be concluded in the fourth quarter of 1999. The Company has no assurance that the testing which has occurred to date will demonstrate that the device functions adequately to successfully complete the clinical trials.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 41% to $197,000 for the three months ended September 30, 1999 from $332,000 for the three months ended September 30, 1998. This decrease is primarily due to discontinuation of the Equinox product line, which resulted in a reduction of the Company's outside sales force and related expenses and continued cost controls.

         INTEREST INCOME AND EXPENSE:

         Interest income decreased to $31,000 for the three months ended September 30, 1999 from $93,000 for the three months ended September 30, 1998. This was the result of a lower average cash balance in 1999 versus 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES

         Revenues decreased 35% to $285,000 for the nine months ended September 30, 1999 from $439,000 for the nine months ended September 30, 1998. This decrease is primarily the result of a lower sales volume of the Company's Equinox EEG System and Hydrodot Neuromonitoring products.

          COST OF GOODS SOLD

         Cost of goods sold decreased 63% to $584,000 for the nine months ended September 30, 1999 from $1,598,000 for the nine months ended September 30, 1998. This decrease was primarily due to headcount reductions due to discontinuance of the Company's Equinox product line and lower sales volume of Equinox and HydroDot Neuromonitoring products.

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

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consisting principally of salaries, consulting fees, and clinical trial expenses decreased 57% to $1,442,000 for the nine months ended September 30, 1999 from $3,375,000 for the nine months ended September 30, 1998. This decrease is primarily the result of lower headcount and outside consulting related to ongoing development for the Patient State Analyzer. The Company expects the final clinical study for the PSA to cost approximately $1 million, of which approximately $230,000 of costs have been incurred. The Company expects that the final study of the PSA will be concluded in the fourth quarter of 1999. The Company has no assurance that the testing which has occurred to date will demonstrate that the device functions adequately to successfully complete the clinical trials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 56% to $713,000 for the nine months ended September 30, 1999 from $1,620,000 for the nine months ended September 30, 1998. This decrease is primarily due to discontinuation of the Equinox product line, which resulted in a reduction of the Company's outside sales force and related expenses and continued cost controls.

         INTEREST INCOME AND EXPENSE:

         Interest income decreased to $112,000 for the nine months ended September 30, 1999 from $342,000 for the nine months ended September 30, 1998. This was the result of a lower average cash balance in 1999 versus 1998.

LIQUIDITY AND CAPITAL RESOURCES

        At quarter ended September 30, 1999, the Company's cash and cash equivalents were $2,201,000 as compared to $4,590,000 at year ended December 31, 1998.

        The Company's operating activities used cash of $2,433,000 in the nine months ended September 30, 1999 as compared to $5,543,000 in the nine months ended September 30, 1998. The decrease in net cash used in 1999 compared to 1998 was primarily the result of the decreased net loss of the Company.

        The Company's financing activities provided cash of $48,000 in the nine months ended September 30, 1999 as compared to $59,000 in the nine months ended September 30, 1998.

         Net cash used by investing activities in the nine months ended September 30, 1999 was $3,000, as compared with $2,353,000 provided in the nine months ended September 30, 1998. The decrease was due to reduced short term investing activity as the Company attempts to keep its funds liquid to fund operating expenses.

         The Company's principal source of liquidity at September 30, 1999 consists of cash and cash equivalents in the amount of $2,201,000. The Company believes it has the necessary cash and cash equivalents on hand at September 30, 1999 to fund its operations and execute its operating plan through May 2000. The Company has already taken the necessary actions in the first quarter of 1999, to manage its cash consistent with its operating plan by reducing its workforce to 18 employees and eliminating specifically identified incremental costs including outside consultants.

         The Company believes that the success of the PSA is the most critical component to the Company's ability to continue as a going concern. The Company's plan for 1999 is to conduct the final clinical study of the PSA, which is expected to cost approximately $1 million. The Company has engaged a reputable third party administrator to oversee the clinical study process in 1999 for a fee of approximately $500,000. The Company has also engaged a group of six hospitals to perform the clinical study for an estimated $400,000. The remaining costs will be incurred through the use of outside consultants. The Company does not believe the cost of the clinical trials will exceed $1 million. The Company is in the process of identifying qualified strategic partners to serve as external manufacturer and as the worldwide distributors of the product. The Company expects to incur $1.8 million of salary and benefit costs for the 18 remaining employees in 1999 and $ 950,000 in net overhead costs. The Company does not expect any additional costs in 1999.

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

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHYSIOMETRIX, INC.


DATE:   November 3, 1999


                                           BY: /s/John A. Williams
                                               ---------------------------
                                                John A. Williams
                                                President, Chief Executive
                                                Officer

                                           BY: /s/Daniel W. Muehl
                                               ---------------------------
                                                Daniel W. Muehl
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)