Form 10-K
period 1999-12-31
PHYSIOMETRIX INC
filed 2000-03-28
CIK 1010397

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

    The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $28,644,295 as of January 31, 2000, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Over The Counter Bulletin Board. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2000, the Registrant had outstanding 5,818,383 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PHYSIOMETRIX, INC.
                                     INDEX

                                                                                  PAGE
                                                                                 NUMBER
                                                                                --------
PART I........................................................................      3
        Item 1.   BUSINESS....................................................      3
        Item 2.   PROPERTIES..................................................     21
        Item 3.   LEGAL PROCEEDINGS...........................................     21
        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     21

PART II.......................................................................     22
        Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.......................................     22
        Item 6.   SELECTED FINANCIAL DATA.....................................     23
        Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.................................     24
        Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     27
        Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE..................................     27

PART III......................................................................     28
        Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     28
        Item      EXECUTIVE COMPENSATION......................................
        11......                                                                   28
        Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT................................................     28
        Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     28

PART IV.......................................................................     29
        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                    8-K.......................................................     29

                                     PART I

ITEM 1.

INTRODUCTION

    We design, develop, manufacture and market noninvasive, advanced medical products incorporating proprietary materials, electronics technology and software for use in neurological monitoring applications during surgical and diagnostic procedures. We sell our products to hospitals, clinics and physicians' offices domestically and internationally. Our current principal product focus is our Patient State Analyzer, or PSA, an innovative system for monitoring brain activity during anesthesia. We are planning to submit a 510(k) clearance application for the PSA to the Food and Drug Administration.

    Our initial products, which were commercially introduced in 1994, are our E-Net headpiece and disposable HydroDot biosensors, which are based upon our proprietary HydroGel technology, and its custom electronics. These products are packaged as the HydroDot NeuroMonitoring System, which was developed and is sold for brain monitoring applications, such as clinical electroencephalograph, or EEG, procedures. The system is marketed and sold as a safer, lower cost alternative to current EEG data collection technology. The system connects and interfaces to the standard input on all conventional EEG instruments currently in use worldwide, yet offers reduced patient setup time, more reliable data readings, and enhanced patient comfort and safety.

    PATIENT STATE ANALYZER.

    The Patient State Analyzer is being developed by us to provide a simplified, user friendly analysis of patient brain activity during surgical procedures involving general anesthesia. Currently, such monitoring is used only in a small percentage of all such procedures, primarily during high risk interventions such as cardiology and neurology surgeries. Traditional EEG devices also require a neurologist to interpret their data output. As a result, anesthesiologists are reluctant to use EEG monitoring during other surgical procedures, despite the potential benefits offered by brain monitoring, such as improved patient safety, short patient recovery times, and lower overall costs per procedure. In addition, we are developing the final component of the Patient State Analyzer, a proprietary software module which will process EEG data and provide an easy to read signal to anesthesiologists regarding patient's brain activity.

    We believe that monitoring patients' brain activity during surgery with the Patient State Analyzer will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of postoperative recovery time required, and eliminate the requirement of a neurologist or specialized technologies to interpret EEG results during surgery. We believe that these benefits create the opportunity for the Patient State Analyzer to become the standard of care during surgical interventions using general anesthesia. We plan to submit our 510(k) clearance application for the PSA to the FDA during March 2000. We will not be able to market the Patient State Analyzer in the United States unless and until we receive clearance of our 510(k) application from the FDA. We cannot assure you that we will be able to obtain this clearance on a timely basis, if at all.

    This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein under "Risk Factors" and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution;
(v) research and development; (vi) manufacturing; (vii) competition;
(viii) government regulation; (ix) third-party reimbursement; (x) operating and capital requirements and (xi) clinical trials. Accordingly, you should carefully review the "Risk Factors" section of this prospectus.

    The table below summarizes the products currently offered by us, the products we are developing, the markets served by these products and their present development and/or commercialization status:

                                                                            DEVELOPMENT/
                                                                          COMMERCIALIZATION
PRODUCT                                          DESCRIPTION                   STATUS
-------                                          -----------              -----------------
PATIENT STATE ANALYZER               Intraoperative EEG monitoring        Under development
                                       system

HYDRODOT NEUROMONITORING SYSTEM

  E-Net                              EEG headpiece                        Commercial sales

  Small E-Net                        EEG headpiece for children           Commercial sales

  OR E-Net                           EEG headpiece for operating room     Commercial sales
                                       Applications

  HydroDot biosensors                Disposable biosensors for use with   Commercial sales
                                       E-Nets

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

    There are approximately 42 million surgical interventions performed annually worldwide under general anesthesia according to Frost and Sullivan, representing a market opportunity estimated by the company in excess of $300 million annually. The Company is developing the Patient State Analyzer to address this market. Currently, anesthesiologists measure heart, breathing rates, as well as other physiological changes, to monitor the effect of anesthesia on patients. However, the brain, the organ which anesthetic drugs affect the earliest, is generally not directly monitored. Nevertheless, in several types of surgical procedures, including high risk cardiology and vascular surgical procedures, brain monitoring is recognized by clinicians as particularly important. Routine monitoring of brain functions during surgery can result in earlier detection of abnormalities that, if left undetected, could result in serious surgical and post surgical complications. Such monitoring can also potentially reduce costs and postoperative recovery times by enabling a reduction in the amount of anesthesia used during the surgical procedure, which would enable patients to emerge from the effects of the anesthesia and be ambulatory more quickly following the procedure. In addition, anesthesiologists are typically not familiar with conventionally produced EEG test results, and a neurologist must therefore be on hand to interpret EEG test information. The Company believes that the availability of a low cost, easy to use monitoring device such as the Patient State Analyzer could substantially increase brain monitoring during surgical procedures involving general anesthesia.

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

    The HydroDot NeuroMonitoring System represents a new method for EEG monitoring, and market acceptance of the system will be dependent upon, among other things, the willingness of physicians, EEG technicians and others to adopt use of this new system. Market acceptance will also be dependent upon the Company's ability to convince potential users of the system of its anticipated cost and efficacy advantages. In addition, the HydroDot NeuroMonitoring System may not be suitable for patients that have experienced severe head trauma because the physician may not wish to surround the patient's head with the E-Net. However, the Company's HydroSpot biosensors, which do not require use of the E-Net, could be used for such patients.

    PRODUCTS UNDER DEVELOPMENT

    PATIENT STATE ANALYZER. Physiometrix is developing the Patient State Analyzer ("PSA") for brain monitoring in the operating room. The PSA is expected to utilize a single use Disposable Appliance to record EEG for continuous analysis by the PSA. The PSA is being designed to extract data known to be sensitive to the functional level of each region of the brain, the adequacy of blood supply and the interaction of each region with neighboring regions on the opposite side of the brain. Based on such measurements, statistical procedures will be used to deliver an analysis of the data into a measurement for monitoring the effects of anesthesia. During intraoperative procedures, the PSA will constantly monitor data and alert the anesthesiologist as to changes in the patient's state of consciousness. The PSA will provide the anesthesiologist with a readout regarding the patient's ideal anesthetized state.

    Traditionally, the anesthesiologist has had three objectives:

    - put the patient to sleep

    - prevent patient response to pain

    - ensure that the patient does not move during surgery

    Typically, a combination of drugs are used to accomplish this, including analgesics to block pain, drugs to induce unconsciousness and muscle relaxants to immobilize the patient. Current anesthesia practice is not always successful, however. Cases of surgical awareness are reported each year and, while fewer in number, deaths during general anesthesia also occur. Other known issues related to overmedication include nausea and exceptionally long recovery room time.

    Brain monitoring with traditional EEG techniques involves lengthy setups, the use of flammable materials, and cumbersome equipment. Traditional EEG devices also require a neurologist to interpret their data output. As a result, anesthesiologists are generally reluctant to use EEG monitoring, despite the potential benefits offered by brain monitoring such as improved patient safety and shorter patient recovery times. The Company's PSA provides a simple automated resolution of the difficulties of EEG use and interpretation in the OR.

    The Company believes that monitoring patients brain activity during surgery will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of postoperative recovery time required.

    There is also a market opportunity for the use of awareness monitoring during the administration of sedation to patients--in recovery rooms and during certain diagnostic and therapeutic procedures which are performed outside the OR. The Company is ready to adopt its technology to any modular monitoring system now in use in operating rooms around the world.

    The PSA will consist of portions of the Company's Equinox EEG hardware with a single use version of the E-Net in place of the standard E-Net and an 8 channel preamplifier input. Software will include testing electrode impedance, amplifier calibration, EEG collection, quantitative analysis after artifact removal (brain wave abnormalities resulting from external stimulation, eye blinking or muscle movement), display and storage. The capability to construct group norms for a particular procedure will be provided, so the user can build criteria for the typical patient.

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

    The Patient State Analyzer is currently pending submission of a 510(k) application to the FDA. The Company intends to resubmit a 510(k) clearance application to the FDA for the Patient State Analyzer in the March/April 2000 time frame and is working with leading neurologists and anesthesiologists at several institutions, including Harvard Medical School, in the development of the system.

MARKETING AND DISTRIBUTION

    The Company intends, in connection with the planned commercial introduction of the Patient State Analyzer, to select a distribution partner with substantial experience and capabilities in sales of capital equipment to hospitals, anesthesiologists and other potential users of such systems. The Company currently intends to increase its sales force moderately to market the Patient State Analyzer in conjunction with the partner.

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

    Research and development expenses for the years ended December 31, 1997, 1998 and 1999 were $2,500,601, $4,108,451 and $2,153,956 respectively, none of which was customer funded.

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

    The Company currently manufactures its HydroDot NeuroMonitoring Systems in limited quantities. The Company does not have experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of products, including problems involving production yields, quality control and assurance, component supply and lack of qualified personnel. Difficulties encountered by the Company in scaling up manufacturing could have a material adverse effect on its business, financial condition and results of operations.

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

GOVERNMENT REGULATION

    UNITED STATES

    The Company's HydroDot NeuroMonitoring System (including its family of E-Nets, and HydroDot biosensors, HydroSpot, Patient State Analyzer and other potential products are and will be regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (E.G., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP"). Class II devices are subject to general controls and to special controls (E.G., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (E.G., life sustaining, life supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. FDA also has the authority to require clinical testing of Class I and Class II devices. A premarket approval ("PMA") application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class II device for which FDA has called for such applications.

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

    Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by FDA. No law or regulation specifies the time limit by which FDA must respond to a 510(k) notification. At this time, FDA typically responds to the submission of a 510(k) notification within 90 days. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the products that are the subject of the 510(k) notification.

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

EMPLOYEES

    As of December 31, 1999, the Company had 19 full time employees. Of these employees, 9 were engaged in research and development activities, 3 in manufacturing and manufacturing engineering, 3 in quality assurance and regulatory affairs, 4 in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

RISK FACTORS

    You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

    WE ARE DEPENDENT UPON THE PATIENT STATE ANALYZER SYSTEM, AND IF WE ARE UNABLE TO INTRODUCE AND SUCCESSFULLY COMMERCIALIZE THIS PRODUCT, OUR BUSINESS WILL BE SERIOUSLY HARMED

    Our business is completely dependent upon the Patient State Analyzer, or PSA, system. Commercial introduction of the PSA system will require completion of development activities and receipt of marketing clearance from the U.S. Food and Drug Administration, or FDA. If we are unable to complete the necessary development work or receive FDA marketing clearance, we will be unable to introduce the system commercially in the U.S. If we are able to introduce the PSA system, we will need to build market acceptance for the system. Because we will depend upon our PSA system for substantially all of our future revenue and we have no other significant products, if we are unable to commence commercial sales of or achieve widespread market acceptance for the PSA system, we will not be able to sustain or grow our business. In this event, our business and operating results would be seriously harmed and our stock price would likely decline.

    WE HAVE NOT RECEIVED FDA MARKETING CLEARANCE FOR THE PSA SYSTEM, AND WE CANNOT COMMENCE U.S. COMMERCIAL SALES OF THE PSA SYSTEM UNLESS AND UNTIL WE RECEIVE FDA CLEARANCE

    Before we can market the PSA system in the United States we must obtain clearance from the FDA. If the FDA concludes that the PSA system does not meet the requirements to obtain clearance of a premarket notification under
Section 510(k) of the Food, Drug and Cosmetic Act, then we would be required to file a premarket approval application. The approval process for a premarket approval application is lengthy, expensive and typically requires extensive preclinical and clinical trial data. We may not obtain clearance of a 510(k) notification or approval of a premarket approval application with respect to the PSA system on a timely basis, if at all. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue. In addition, if we obtain FDA clearance for the PSA system and elect to enhance or modify it, we may also be required to obtain additional clearances from the FDA before we can market enhanced or modified versions of this product. We anticipate filing our 510(k) premarket notification with the FDA during March, 2000. Although we believe that the clinical and other information we will file with the FDA is sufficient to support FDA clearance of our 510(k) notification, we cannot assure that we will be able to obtain such clearance in a timely manner or at all. Timeliness of FDA clearance is of particular concern to us because a competing system for brain state monitoring during anesthesia was commercially introduced in 1998. If we fail to obtain such clearance in a timely manner, our business and operating results would be seriously harmed and our stock price would likely decline.

    The FDA also requires us to adhere to current Good Manufacturing Practices regulations, which include production design controls, testing, quality control, storage and documentation procedures. The FDA may at any time inspect our facilities to determine whether adequate compliance has been achieved. Compliance with current Good Manufacturing Practices regulations for medical devices is difficult and costly. In addition, we may not continue to be compliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies. If we do not achieve continued compliance, the FDA may withdraw marketing clearance or require product recall. When any change or modification is made to a device or its intended use, the manufacturer may be required to reassess compliance with current Good Manufacturing Practices regulations, which may cause interruptions or delays in the marketing and sale of our products.

    Sales of our products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. The Federal, state and foreign laws and regulations regarding the manufacture and sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including product seizures, recalls, withdrawal of clearances or approvals and civil and criminal penalties.

    WE DO NOT HAVE INTERNAL SALES AND MARKETING RESOURCES SUFFICIENT TO SUPPORT COMMERCIAL INTRODUCTION OF THE PSA SYSTEM, AND WILL NEED TO EITHER OBTAIN THESE RESOURCES THROUGH STRATEGIC RELATIONSHIPS OR THROUGH INTERNAL DEVELOPMENT EFFORTS

    We do not currently have the sales and marketing capabilities that we will need to commercially introduce the PSA system. In order to commercially introduce the system, we will need to either enter into alliances with other major medical device companies or distributors of medical devices to market and sell the PSA system or will need to develop internal marketing and sales capabilities. If we are unable to enter into arrangements with third parties for marketing, sales and distribution of the PSA system and must develop internal capabilities, we will need to expend additional funds and recruit a significant number of additional personnel. We cannot assure you that we will be able to develop the sales and marketing capabilities we will require, either through a third party relationship or through internal growth. If we are unable to develop marketing and sales capabilities in a timely manner, our ability to commercially introduce the PSA system would be seriously compromised. In this event, our business and operating results would be seriously harmed and our stock price would likely decline.

    WE WILL NOT BE ABLE TO ACHIEVE REVENUE GROWTH OR PROFITABILITY IF HOSPITALS AND ANESTHESIA SERVICE PROVIDERS DO NOT BUY AND USE THE PSA SYSTEM IN SUFFICIENT QUANTITIES

    If we are able to obtain regulatory clearance for, and commercially introduce, the PSA system, our revenue growth and prospects will depend on customer acceptance and usage of the PSA system. Customers may determine that the cost of the PSA system exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the PSA system. In addition, hospitals and anesthesia providers may not accept the PSA system as an accurate means of assessing a patient's level of consciousness during surgery if patients regain consciousness during surgery while being monitored with the PSA system or if they do not consider the PSA system to be a clinically reliable measuring system for other reasons. If extensive or frequent malfunctions occur, these providers may also conclude that the PSA system is unreliable. If hospitals and anesthesia providers do not accept the PSA system as cost-effective, accurate or reliable, they will not buy and use the PSA system in sufficient quantities to enable us to be profitable. In this event, our business, operating results and long-term prospects would be seriously harmed. Our stock price would also likely decline.

    WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE FUTURE, AND WE CANNOT ASSURE YOU THAT WE WILL EVER BECOME PROFITABLE

    We have incurred net losses in each year since inception. We expect to increase significantly our research and development, sales and marketing and general and administrative expenses in future periods. We will spend these amounts before we receive any incremental revenue from these efforts. Therefore, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses. Failure to become and remain profitable may depress the market price of our common stock and our ability to raise capital and continue our operations.

    WE HAVE A LIMITED OPERATING HISTORY THAT YOU MAY USE TO ASSESS OUR PROSPECTS, AND WE HAVE NO OPERATING EXPERIENCE OR HISTORY RELATED TO THE PSA SYSTEM, OUR CURRENT PRINCIPAL PRODUCT UNDER DEVELOPMENT

    We have a limited history of operations. Since our inception in January 1990, we have been primarily engaged in research and development of neurophysiological monitoring products. To date, we have sold only a small number of units of our HydroDot NeuroMonitoring System and these sales have generated only limited revenues. Furthermore, these products are not central to our core business, which relates to the development and commercialization of the PSA system. We have had no revenues from commercial sales of the PSA system. Accordingly, our historical results of operations may be of limited utility in evaluating our future prospects. In addition, we do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability. Whether we can successfully manage the transition to a larger scale commercial enterprise will depend upon the successful development of our manufacturing capability, the development of our marketing and distribution network, obtaining U.S. FDA and foreign regulatory approvals for the PSA system and other potential products and strengthening our its financial and management systems, procedures and controls. With respect to our PSA system, we will need to develop, either on our own or in collaboration with third parties, a sales and marketing effort targeted towards anesthesiologists, rather than neurologists to whom we have previously marketed our products. Accordingly, due to the significant change in our business associated with the PSA, our historical financial information is of limited utility in evaluating our future prospects, and we cannot assure that we will be able to achieve or sustain revenue growth or profitability.

    WE FACE INTENSE COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY, WHICH COULD HARM THE MARKET FOR OUR PRODUCTS AND OUR OPERATING RESULTS

    We expect to face substantial competition from larger medical device companies that have greater financial, technical, marketing and other resources than we do. As our resources in these areas are extremely limited, any current or potential competitor of ours is likely to have greater resources in these areas. In particular, Aspect Medical markets an anesthesia monitoring system that competes with the PSA. Aspect has received FDA clearance for this system and is marketing it in the U.S. We may not be able to compete effectively with Aspect or other potential competitors. Other companies may develop anesthesia-monitoring systems that perform better than the PSA system and/or sell for less. Competition in the sale of anesthesia-monitoring systems could result in the inability of the PSA to achieve market acceptance, price reductions, fewer orders, reduced gross margins and inability to establish or erosion of market share. Any of these events would harm our business and operating results and cause our stock price to decline.

    WE MAY NOT BE ABLE TO KEEP UP WITH NEW PRODUCTS OR ALTERNATIVE TECHNIQUES DEVELOPED BY COMPETITORS, WHICH COULD IMPAIR OUR FUTURE GROWTH AND OUR ABILITY TO COMPETE

    The medical industry in which we market our products is characterized by rapid product development and technological advances. Our current or planned products are at risk of obsolescence from:

    - new monitoring products, based on new or improved technologies,

    - new products or technologies used on patients or in the operating room
      during surgery in lieu of   monitoring devices,

    - electrical or mechanical interference from new or existing products or technologies,

    - alternative techniques for evaluating the effects of anesthesia,

    - significant changes in the methods of delivering anesthesia, and

    - the development of new anesthetic agents.

    We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets and continue to grow our business.

    IF WE DO NOT SUCCESSFULLY DEVELOP AND INTRODUCE NEW OR ENHANCED PRODUCTS,WE COULD LOSE REVENUE OPPORTUNITIES AND CUSTOMERS

    As the market for anesthesia monitoring equipment matures, we need to develop and introduce new products for anesthesia monitoring or other applications. We face at least the following risks:

    - we may not successfully adapt the PSA system to function properly in the intensive care unit, for procedural sedation, when used with anesthetics we have not tested or with patient populations we have not studied, such as infants and young children, and

    - our technology is complex, and we may not be able to develop it further for applications outside anesthesia monitoring.

    If we do not successfully adapt the PSA system for new products and applications both within and outside the field of anesthesia monitoring, then we could lose revenue opportunities and customers.

    WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES TO DATE, AND OUR FUTURE OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY

    We have experienced significant operating losses since inception and, as of December 31, 1999 had an accumulated deficit of approximately $29.4 million. The development and commercialization of the PSA system and other new products, if any, will require substantial development, clinical, regulatory and other expenditures. We expect our operating losses to continue for at least the next couple of years as we continue to expend substantial resources to expand marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, including particularly timing of FDA clearance of the PSA system, and whether the PSA system, if commercialized, is able to garner market acceptance. In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

    WE MAY NEED ADDITIONAL FUNDS, AND SUCH FUNDS MAY NOT BE AVAILABLE ON COMMERCIALLY REASONABLE TERMS WHEN WE NEED THEM

    We plan to continue to expend substantial funds for obtaining regulatory approvals, expansion of sales and marketing activities and research and development. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business. In particular, our funding needs will increase significantly if we cannot obtain satisfactory third party arrangements for marketing, sale and distribution of the PSA system. Although we believe that our existing cash reserves, including the proceeds from the sale of the securities being registered for resale, will be sufficient to meet our operating and capital requirements during the next 12 months, we may require additional financing within this time frame. Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory matters, and the extent to which the PSA system gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

    OUR RELIANCE ON SOLE AND LIMITED SOURCE SUPPLIERS COULD HARM OUR ABILITY TO MEET CUSTOMER REQUIREMENTS IN A TIMELY MANNER OR WITHIN BUDGET

    Some of the components that are necessary for the assembly of our PSA system are currently provided to us by separate sole suppliers or a limited group of suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. We have experienced shortages and delays in obtaining some of the components of our PSA systems in the past, and we may experience similar delays or shortages in the future. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of the PSA system, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture PSA systems in a timely manner or within budget.

    OUR BUSINESS DEPENDS ON OUR INTELLECTUAL PROPERTY RIGHTS, AND MEASURES WE TAKE TO PROTECT THOSE RIGHTS MAY NOT BE SUFFICIENT

    Our ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. We cannot assure you that our issued patents or any patents that may be issued as a result of our U.S. or international patent applications will offer any degree of protection. We cannot assure you that any patents that may be issued to us or any of our patent applications will not be challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the our ability to make, use or sell its products either in the U.S. or in international markets.

    In addition to patents, we rely on trade secrets and proprietary know how, which we seek to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us, is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to us are our exclusive property. However, some of our agreements with consultants, who typically are employed on a full time basis by academic institutions or hospitals, do not contain assignment of invention provisions. We cannot assure you that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

    WE COULD BECOME INVOLVED IN LITIGATION RELATING INTELLECTUAL PROPERTY RIGHTS, AND ANY SUCH LITIGATION, EVEN IF RESOLVED FAVORABLY TO US, WILL RESULT IN SIGNIFICANT COST AND DIVERSION OF MANAGEMENT'S TIME AND EFFORT

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others.

    Any litigation or interference proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Costs associated with licensing or similar arrangements that may be involved in statement of intellectual property disputes, including patent disputes, may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to us on satisfactory terms if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, marketing and selling our products, which would seriously harm our business and operating results and would likely cause our stock price to decline.

    OUR BUSINESS ENTAILS THE RISK OF PRODUCT LIABILITY CLAIMS, AND THESE CLAIMS COULD HARM OUR FINANCIAL CONDITION AND OUR ABILITY TO MAINTAIN INSURANCE COVERAGES

    The manufacture and sale of our products expose us to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages. We currently maintain insurance; however, it might not cover the costs of any product liability claims made against us. Furthermore, we may not be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

    IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, WE WILL NOT BE ABLE TO EXPAND OUR BUSINESS.

    Our products are based on complex technology. Accordingly, we require skilled personnel to develop, manufacture, sell and support our products. In addition, as we move toward commercialization of our products, we will require additional personnel skilled in the sales and marketing of medical device products. Our future success will depend largely on our ability to continue to hire, train, retain and motivate additional skilled personnel, particularly sales representatives and clinical specialists who are responsible for customer education and training and post-installation customer support. We continue to experience difficulty in recruiting and retaining skilled personnel because the pool of experienced persons is small and we compete for personnel with other companies, many of which have greater resources than we do. Consequently, if we are not able to attract and retain skilled personnel, we will not be able to expand our business.

    FAILURE OF USERS OF THE PSA SYSTEM TO OBTAIN ADEQUATE REIMBURSEMENT FROM THIRD PARTY PAYORS COULD LIMIT MARKET OF THE SYSTEM, WHICH COULD PREVENT US FROM GROWING OUR BUSINESS

    Anesthesia providers are generally not reimbursed separately for patient monitoring activities, including any such activities that would involve use of the PSA system. Accordingly, potential users of the PSA system would have to justify its use based on the clinical and cost benefits they believe use of the system provides. For hospitals and outpatient surgical centers, when reimbursement is based on charges or costs, patient monitoring with the PSA system may reduce reimbursements for surgical procedures, because charges or costs may decline as a result of monitoring with the PSA system. Failure by hospitals and other users of the PSA system to obtain adequate reimbursement from third-party payors, or any reduction in the reimbursement by third-party payors to hospitals and other users as a result of using the PSA system could limit market acceptance of the PSA system, which could prevent us from growing our revenues and our business.

    OUR STOCK IS CURRENTLY TRADED ON THE OVER THE COUNTER BULLETIN BOARD, WHICH MAY LIMIT THE AMOUNT OF LIQUIDITY AVAILABLE TO STOCKHOLDERS

    Our common stock is currently traded on the Over the Counter Bulletin Board. The Bulletin Board has limited liquidity when compared to more established stock markets, such as the Nasdaq National Market and the Nasdaq Small-Cap Market. In addition, Bulletin Board companies typically receive significantly less research coverage and institutional investor attention that stocks that are traded on the Nasdaq markets. Trading volumes of Bulletin Board stocks also tend to be lower. All of these factors may harm your ability to sell your shares of our common stock, and may adversely affect the price you are able to obtain for your shares.

    OUR STOCK PRICE MAY FLUCTUATE, WHICH MAY CAUSE YOUR INVESTMENT IN OUR STOCK TO SUFFER A DECLINE IN VALUE

    The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to factors which are beyond our control. In addition, the stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and medical device companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of your shares.

    WE MAY INCUR SIGNIFICANT COSTS FROM SECURITIES CLASS LITIGATION DUE TO OUR STOCK PRICE VOLATILITY

    Our stock price may fluctuate for many reasons, including timing of regulatory actions relating to the PSA system, variations in our quarterly operating results and changes in market valuations of medical device companies. Recently, when the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

    ANTITAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW COULD PREVENT OR DELAY TRANSACTIONS THAT STOCKHOLDERS MAY FAVOR

    Provisions of our restated certificate of incorporation and amended and restated by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

    - authorizing the issuance of "blank check" preferred stock without any need for action by stockholders,

    - requiring supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated by-laws,

    - eliminating the ability of stockholders to call special meetings of stockholders,

    - prohibiting stockholder action by written consent, and

    - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

ITEM 2. PROPERTIES

    The Company leases an approximately 12,000 square foot facility in North Billerica, Massachusetts. This facility includes manufacturing, laboratory and office space. The facility is leased through November 14, 2000. The Company believes these facilities will be adequate to meet its current and reasonably anticipated future requirements.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Over the Counter Bulletin Board
(PHYX). The number of record holders of the Company's Common Stock at January 31, 2000 was 91. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

    The Company completed an initial public offering of 2,000,000 shares of Common Stock in April 1996. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

    Quarterly high and low stock prices are as follows:

QUARTER ENDED                                                     HIGH           LOW
-------------                                                 ------------   ------------
March 31, 1999..............................................  $1 15/16       $ 5/8
June 30, 1999...............................................  $1 3/8         $ 1/2
September 30, 1999..........................................  $1 3/16        $ 1/2
December 31, 1999...........................................  $3 11/16       $ 15/32

QUARTER ENDED                                                     HIGH           LOW
-------------                                                 ------------   -----------
March 31, 1998..............................................  $2 1/4         $1 1/16
June 30, 1998...............................................  $2 1/8         $1 1/16
September 30, 1998..........................................  $3 13/16       $1
December 31, 1998...........................................  $1 5/8         $ 7/16

ITEM 6. SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------------
                                    1995          1996          1997          1998          1999
                                 -----------   -----------   -----------   -----------   -----------
STATEMENTS OF OPERATIONS DATA:
Revenues.......................  $   321,835   $   413,698   $ 1,006,381   $   596,535   $   362,848
Costs and expenses:
  Cost of goods sold...........    1,164,268     1,189,510     1,925,316     2,151,889       796,346
  Research and development.....      392,413     1,189,336     2,500,601     4,108,451     2,153,956
  Selling, general and
    administrative.............    1,575,481     1,652,596     2,739,423     1,935,941       985,559
Equipment writeoff.............           --            --            --       337,648            --
                                 -----------   -----------   -----------   -----------   -----------
                                   3,132,162     4,031,442     7,165,340     8,533,929     3,935,861
                                 -----------   -----------   -----------   -----------   -----------

Operating loss.................   (2,810,327)   (3,617,744)   (6,158,959)   (7,937,394)   (3,573,013)
Interest income................       75,465       683,461       788,878       406,677       135,656
Interest expense...............      (36,876)      (90,090)      (23,016)           --            --
                                 -----------   -----------   -----------   -----------   -----------

Net loss.......................  $(2,771,738)  $(3,024,373)  $(5,393,097)  $(7,530,717)  $(3,437,357)
                                 ===========   ===========   ===========   ===========   ===========

Loss per common share (Pro
  forma in 1995)                 $      (.83)  $      (.80)  $      (.96)  $     (1.33)  $      (.60)
                                 ===========   ===========   ===========   ===========   ===========
Shares used in computing net
  loss per common share (Pro
  forma in 1995)...............    3,338,974     3,766,494     5,615,360     5,678,644     5,768,094
                                 ===========   ===========   ===========   ===========   ===========

                                                          DECEMBER 31,
                             -----------------------------------------------------------------------
                                1995           1996           1997           1998           1999
                             -----------   ------------   ------------   ------------   ------------
Cash, cash equivalents and
  short-term investments...  $   432,126   $ 18,146,248   $ 11,588,286   $  4,589,585   $  1,365,002
Working capital
  (deficit)................     (214,710)    16,990,259     11,555,124      4,454,151      1,163,810
Total assets...............    1,048,000     19,151,982     13,376,170      5,201,374      1,853,759
Notes payable to
  stockholders, net of
  current portion..........       82,089             --             --             --             --
Accumulated deficit........   (9,976,714)   (13,001,087)   (18,394,184)   (25,924,901)   (29,362,258)
Total stockholders'
  equity...................       46,944     17,575,615     12,310,052      4,851,264      1,463,525

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of Physiometrix, Inc. should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-K. This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described in the Risk Factors section of Item 1 of this report on Form 10-K and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development;
(vi) manufacturing;

(vii) competition; (viii) government regulation especially as it relates to FDA approvals; (ix) third-party reimbursement, (x) operating and capital requirements and (xi) clinical trials.

OVERVIEW

    Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company also has two additional neurological monitoring products, the Equinox EEG System which was commercially introduced in February 1997 and discontinued in June 1998 and the Patient State Analyzer (PSA). The Company believes that the Patient State Analyzer will be subject to FDA 510(k) clearance notification. However, the FDA may require the Company to submit a premarket approval ("PMA") application for this product. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval to market the Patient State Analyzer or any other products on a timely basis, if at all.

    Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of December 31, 1999, the Company had an accumulated deficit of approximately $29.4 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1999 AND 1998

    REVENUES

    Revenues decreased 39% to $363,000 for the year ended December 31, 1999 from $597,000 for the year ended December 31, 1998. This decrease is primarily the result of a lower level of sales of the Company's HydroDot NeuroMonitoring System and the Equinox EEG System. The Equinox EEG System was discontinued in the second quarter of 1998 due to slow demand in the market and increased competition.

    COST OF GOODS SOLD

    Cost of goods sold decreased 63% to $796,000 for the year ended
December 31, 1999 from $2,152,000 for the year ended December 31, 1998. This decrease was primarily due to headcount reductions due to discontinuance of the Company's Equinox product line and lower sales volume of Equinox and HydroDot NeuroMonitoring products. The Company intends to either license the HydroDot NeuroMonitoring System to another company or transition out of the business during 2000.

    GROSS MARGIN

    The negative gross profit margin results from fixed headcount and overhead in the quality assurance and manufacturing groups. The gross margin produced by the HydroDot NeuroMonitoring business does not provide enough sales volume to cover these fixed expenses. Gross margin percentage related to the

HydroDot NueroMonitoring business in 1999 was slightly higher compared with gross margin produced in 1998. Pricing of the product did not change in 1999 but material costs of the product were lower than 1998. In 1998, the Company wrote down the HydroDot NueroMonitoring inventory to reflect the net realizable value. The Company intends to either license the technology to another company or transition out of the business during 2000.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of salaries, consulting fees, and clinical trial expenses decreased 48% to $2,154,000 for the year ended December 31, 1999 from $4,108,000 for the year ended December 31, 1998. This decrease is primarily the result of a lower headcount and outside consulting related to ongoing development for the Patient State Analyzer. The final study of the PSA was substantially completed on January 5, 2000 and the Company will incur approximately $350,000 to conclude the analysis of the study in early 2000. The Company has no assurance that the testing which will be undertaken will demonstrate that the device functions adequately to successfully complete the clinical trials.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased 49% to $986,000 for the year ended December 31, 1999 from $1,936,000 for the year ended
December 31, 1998. This decrease is primarily due to discontinuation of the Equinox product line which resulted in a reduction of the Company's outside sales force and related expenses and continued cost controls.

    WRITEDOWN OF ASSETS

    The Company recorded a $338,000 charge in the year ended December 31, 1998 related to long lived assets no longer utilized by the Company with the discontinuance of the Equinox product line and the net realizable value of the HydroDot NueroMonitoring equipment. This resulted in lower depreciation expense in 1999 and forward.

    INTEREST INCOME AND EXPENSE:

    Interest income decreased $271,000 to $136,000 for the year ended December 31, 1999 from $407,000 for the year ended December 31, 1998 due to a lower average cash balance in 1999 versus 1998.

    The Company has experienced operating losses since inception and therefore has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FAS No. 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1999 and 1998, have been established in each period to reflect these uncertainties.

    At December 31, 1999, the Company had federal net operating loss carryforwards of $21,300,000 and R&D tax credit carryforwards of $469,000, that will expire in varying amounts through 2019, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

    YEARS ENDED DECEMBER 31, 1998 AND 1997

    Revenues were $597,000 in 1998, a $409,000 decrease over 1997. This was primarily the result of decreased Equinox sales, which was discontinued in 1998.

    Cost of goods sold were $2,152,000 in 1998, an increase of $227,000 over 1997. This is due to inventory writedowns of $354,000 related to discontinuance of the Company's Equinox product line and $236,000 related to net realizable value of the remaining HydroDot NeuroMonitoring inventory.

    Research and development expenses were $4,108,000 in 1998, a $1,607,000 increase from 1997. This is primarily due to ongoing development and clinical evaluation for the Patient State Analyzer including the assembly of units for the clinical study.

    Selling, general and administrative expenses were $1,936,000 in 1998, a decrease of $803,000 from 1997. This was primarily due to discontinuance of the Equinox product line which resulted in a reduction of the Company's outside sales force and related expenses.

    Interest income was $407,000 in 1998, a decrease of $382,000 from 1997. This was the result of a lower average cash balance in 1998 versus 1997.

    Interest expense was $0 in 1998, a $23,000 decrease from 1997, due to the repayment of a note payable during 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, the Company's cash, cash equivalents and short-term investments were $1,365,000 as compared to $4,590,000 at December 31, 1998.

    The Company's operating activities used cash of $3,268,000 in the year ended December 31, 1999 as compared to $6,900,000 in the year ended December 31, 1998. The $3,632,000 decrease in net cash used in 1999 compared to 1998 was primarily the result of the decreased net loss of the Company.

    Net cash used by investing activities in the year ended December 31, 1999 was $6,000, as compared with $2,335,000 provided in the year ended December 31, 1998. The decrease was due to no short term investment activity in 1999.

    The Company's financing activities provided cash of $50,000 in the year ended December 31, 1999 as compared to $51,000 of cash provided in the year ended December 31, 1998. These activities were related to stock option exercises and stock purchases under the Employee Stock Purchase Plan.

    The Company's principal source of liquidity at December 31, 1999 consists of cash and cash equivalents in the amount of $1,365,000. On February 29, 2000 the Company closed a private placement of common stock and warrants totalling
$21.7 million in net proceeds to the Company. This cash will be sufficient to fund the Company for more than a year from March 31, 2000.

YEAR 2000 CONSIDERATIONS

    The Company has reviewed its computer systems for Year 2000 compliance and tested whether the systems will conform to Year 2000 requirements. The Company has brought its internal financial systems into compliance and has determined that the Patient State Analyzer is Year 2000 compliant. The total cost of this effort did not exceed $50,000 and was completed in November 1998. The Company is capitalizing the hardware and software components and expensing all other costs of this effort. The Company does not have exposure due to third party compliance issues. The Company believes it will incur no additional expenses related to Year 2000 issues. There are no contingency plans in place as there are no identified issues requiring action at this time, but the Company will continually evaluate issues which may arise that would present a significant risk to the Company and implement contingency plans if required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be held June 1, 2000 and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to directors is incorporated by reference to the information under the caption "PROPOSAL NO. 1 ELECTION OF DIRECTORS" in the Proxy Statement.

    The executive officers of the Registrant, who are elected by the board of directors, are as follows:

NAME                                     AGE                              POSITION
----                                   --------   --------------------------------------------------------
John A. Williams.....................     52      President, Chief Executive Officer and Director
Daniel W. Muehl......................     37      Vice President of Finance & Administration and Chief
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

    The following Financial Statements of Physiometrix, Inc. and Report of Ernst & Young LLP, Independent Auditors are in this Form 10-K.

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................     F1
Balance Sheets at December 31, 1998 and 1999................     F2
Statements of Operations for the Years Ended December 31,
  1997, 1998 and 1999.......................................     F3
Statements of Cash Flows for the Years Ended December 31,
  1997, 1998 and 1999.......................................     F4
Statements of Stockholders' Equity for the Years Ended
  December 31, 1997, 1998 and 1999..........................     F5
Notes to Financial Statements...............................     F6

    2.   FINANCIAL STATEMENT SCHEDULES

    All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    3.   EXHIBITS

           Refer to (c) below.

(B) REPORTS ON FORM 8-K

    The Company was not required to and did not file any reports on Form 8-K during the year ended December 31, 1999.

(C) EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
        3.1(1)          Restated Certificate of Incorporation of the Company.

        3.2(1)          Bylaws of the Company, as amended.

        4.1(1)          Specimen Common Stock Certificate.

        4.2(1)          Form of Warrant Agreement between the Company and Cruttenden
                        Roth Incorporated, with form of Warrant attached

       10.1(1) Form of Indemnification Agreement between the Company and each of its directors and officers.

       10.2(1)          1991 Incentive Stock Plan and Form of Stock Option Agreement
                        thereunder.

       10.3(2)          1996 Director Option Plan.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
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

         27.1           Financial Data Schedule-1999 Year-End

------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33302138) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 33316525) and incorporated herein by reference.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Physiometrix, Inc.

    We have audited the accompanying balance sheets of Physiometrix, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physiometrix, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 29, 2000

                               PHYSIOMETRIX, INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,589,585   $  1,365,002
  Accounts receivable, net of allowance of $5,000 in 1998
    and $25,000 in 1999 for doubtful accounts...............        87,400         41,209
  Inventory.................................................            --         31,916
  Prepaid expenses..........................................       127,276        115,917
                                                              ------------   ------------
      Total current assets..................................     4,804,261      1,554,044
  Equipment, net............................................       306,795        209,397
  Due from officer..........................................        84,000         84,000
  Other assets..............................................         6,318          6,318
                                                              ------------   ------------
  Total assets..............................................  $  5,201,374   $  1,853,759
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $    107,447   $     62,305
Accrued expenses............................................       242,663        327,929
                                                              ------------   ------------
      Total current liabilities.............................       350,110        390,234
Commitments and contingencies
Stockholders' equity
  Preferred stock: $.001 par value; 10,000,000 shares
    authorized..............................................            --             --
  Common stock: $.001 par value, 50,000,000 shares
    authorized; 5,707,366 shares in 1998 and 5,818,383
    shares in 1999 issued and outstanding...................         5,707          5,818
Additional paid-in capital..................................    30,770,458     30,819,965
Accumulated deficit.........................................   (25,924,901)   (29,362,258)
                                                              ------------   ------------
Total stockholders' equity..................................     4,851,264      1,463,525
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $  5,201,374   $  1,853,759
                                                              ============   ============

                             See accompanying notes

                               PHYSIOMETRIX, INC.

                            STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1997          1998          1999
                                                         -----------   -----------   -----------
Revenues...............................................  $ 1,006,381   $   596,535   $   362,848
Costs and expenses:
  Cost of goods sold...................................    1,925,316     2,151,889       796,346
  Research and development.............................    2,500,601     4,108,451     2,153,956
  Selling, general and administrative..................    2,739,423     1,935,941       985,559
  Equipment writeoffs..................................           --       337,648            --
                                                         -----------   -----------   -----------
                                                           7,165,340     8,533,929     3,935,861
                                                         -----------   -----------   -----------
Operating loss.........................................   (6,158,959)   (7,937,394)   (3,573,013)
Interest income........................................      788,878       406,677       135,656
Interest expense.......................................      (23,016)           --            --
                                                         -----------   -----------   -----------
Net loss...............................................  $(5,393,097)  $(7,530,717)  $(3,437,357)
                                                         ===========   ===========   ===========
Basic net loss per common share........................  $      (.96)  $     (1.33)  $      (.60)
                                                         ===========   ===========   ===========
Shares used in computing basic net loss per common
  share................................................    5,615,360     5,678,644     5,768,094
                                                         ===========   ===========   ===========

                             See accompanying notes

                               PHYSIOMETRIX, INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1997            1998           1999
                                                     -------------   -------------   -----------
OPERATING ACTIVITIES:
Net loss...........................................  $  (5,393,097)  $  (7,530,717)  $(3,437,357)

Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization....................        205,456         166,824       103,262
  Stock compensation...............................         53,000          21,300            --
  Equipment writeoffs..............................             --         337,648            --
  Changes in operating assets and liabilities:
    Accounts receivable............................       (272,998)        223,794        46,191
    Inventories....................................       (360,342)        640,131       (31,916)
    Prepaid expenses and other assets..............         20,762         (43,445)       11,359
    Accounts payable and accrued expenses..........        113,321        (716,008)       40,124
                                                     -------------   -------------   -----------
Net cash used in operating activities..............     (5,633,898)     (6,900,473)   (3,268,337)

INVESTING ACTIVITIES:
Purchase of equipment..............................       (375,028)       (148,857)       (5,864)
Purchase of available-for-sale securities..........   (127,696,952)   (103,269,408)           --
Proceeds from maturity of available-for-sale
  securities.......................................    143,030,730     105,753,547            --
                                                     -------------   -------------   -----------
Net cash provided by (used in) investing
  activities.......................................     14,958,750       2,335,282        (5,864)

FINANCING ACTIVITIES:
Payments on demand note............................       (541,334)             --            --
Principal payments on notes payable to
  stockholders.....................................        (82,236)             --            --
Proceeds from issuance of common stock.............         74,534          50,629        49,618
                                                     -------------   -------------   -----------
Net cash provided by (used in) financing
  activities.......................................       (549,036)         50,629        49,618
                                                     -------------   -------------   -----------

Net increase (decrease) in cash and cash
  equivalents......................................      8,775,816      (4,514,562)   (3,224,583)
Cash and cash equivalents at beginning of year.....        328,331       9,104,147     4,589,585
                                                     -------------   -------------   -----------
Cash and cash equivalents at end of year...........  $   9,104,147   $   4,589,585   $ 1,365,002
                                                     =============   =============   ===========

                             See accompanying notes

                               PHYSIOMETRIX, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                PREFERRED STOCK          COMMON STOCK
                              -------------------   ----------------------                     ACCUMULATED    TOTAL STOCKHOLDERS'
                               SHARES     AMOUNT     SHARES       AMOUNT     PAID-IN CAPITAL     DEFICIT            EQUITY
                              --------   --------   ---------   ----------   ---------------   ------------   -------------------
Balance at December 31,
  1996......................       --         --    5,580,324   $    5,580     $30,571,122     $(13,001,087)      $17,575,615
  Issuance of common stock
    upon exercise of
    options.................                           35,861           36          10,088                             10,124
  Issuance of common stock
    under Employee Stock
    Purchase Plan...........                           24,640           25          64,385                             64,410
  Stock compensation
    amortization............                                                        53,000                             53,000
  Net loss..................                                                                     (5,393,097)       (5,393,097)
                              -------    -------    ---------   ----------     -----------     ------------       -----------
Balance at December 31,
  1997......................       --         --    5,640,825        5,641      30,698,595      (18,394,184)       12,310,052
  Issuance of common stock
    upon exercise of
    options.................                           29,871           30          18,525                             18,555
  Issuance of common stock
    under Employee Stock
    Purchase Plan...........                           36,670           36          32,038                             32,074
  Stock compensation
    amortization............                                                        21,300                             21,300
  Net loss..................                                                                     (7,530,717)       (7,530,717)
                              -------    -------    ---------   ----------     -----------     ------------       -----------
Balance at December 31,
  1998......................       --         --    5,707,366        5,707      30,770,458      (25,924,901)        4,851,264
  Issuance of common stock
    upon exercise of
    options.................                           22,333           22           2,477                              2,499
  Issuance of common stock
    under Employee Stock
    Purchase Plan...........                           88,684           89          47,030                             47,119
  Net loss..................                                                                     (3,437,357)       (3,437,357)
                              -------    -------    ---------   ----------     -----------     ------------       -----------
Balance at December 31,
  1999......................       --    $    --    5,818,383   $    5,818     $30,819,965     $(29,362,258)      $ 1,463,525
                              =======    =======    =========   ==========     ===========     ============       ===========

                             See accompanying notes

                               PHYSIOMETRIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. COMPANY DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Physiometrix, Inc. (the "Company") is engaged in the development, manufacturing and marketing of medical devices for use in neurodiagnostic monitoring in health care. The ultimate success of the Company is dependent upon the regulatory approval and marketing and production of its products and its ability to secure adequate financing until the Company is operating profitably. During 1998, the Company decided to discontinue the sale of products ancillary to the Company's core technology to devote all of its resources to the introduction of the Patient State Analyzer (PSA).

LIQUIDITY

    The Company's principal source of liquidity at December 31, 1999 consists of cash and cash equivalents in the amount of $1,365,000. On February 29, 2000 the Company closed a private placement of common stock and warrants totalling
$21.7 million in net proceeds to the Company. This cash will be sufficient to fund the Company for more than a year from March 31,2000.

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

CONCENTRATION OF CREDIT RISK

    One customer accounted for 44% and 38% of accounts receivable at December 31, 1999 and 1998 respectively, and 9% of 1999 revenues and 12% of 1998 revenues. The Company reviews the creditworthiness of its customers prior to shipment and establishes its allowance for doubtful accounts based on certain factors including ongoing creditworthiness. The Company does not require collateral for its accounts receivable.

EQUIPMENT

    Equipment is recorded at cost and is depreciated using the straight line method over its estimated useful life of five years.

REVENUE RECOGNITION

    The Company recognizes revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment

                               PHYSIOMETRIX, INC.

1. COMPANY DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
STOCK--BASED COMPENSATION

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

NET LOSS PER COMMON SHARE

    Basic net loss per share represents net loss divided by weighted average shares outstanding. Diluted earnings per share is not presented as the Company has generated net losses in 1997, 1998 and 1999.

ACCOUNTING PRONOUNCEMENT

    In June 1998, SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" was issued which is effective for fiscal year 2001. The Company believes that the adoption of this statement will not have a material impact on the Company's financial statement.

2. INVENTORIES

    Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of raw materials of $28,743 and finished goods of $3,173 at December 31, 1999.

3. EQUIPMENT

    Equipment consists of the following at December 31:

                                                            1998       1999
                                                          --------   --------
Computer equipment......................................  $339,768   $345,631
Machinery and equipment.................................   245,849    245,850
                                                          --------   --------
                                                           585,617    591,481
Accumulated depreciation................................  (278,822)  (382,084)
                                                          --------   --------
                                                          $306,795   $209,397
                                                          ========   ========

                               PHYSIOMETRIX, INC.

4. ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                            1998       1999
                                                          --------   --------
Payroll.................................................  $110,487   $ 77,953
Professional fees.......................................   121,737    227,100
Other...................................................    10,439     22,876
                                                          --------   --------
                                                          $242,663   $327,929
                                                          ========   ========

5. LEASES

    The Company leases its administrative and manufacturing facility under a non-cancelable operating lease which expires in November 2000. Total rent expense was approximately $115,000 in 1997, $144,000 in 1998 and $144,000 in
1999. Future minimum operating lease payments as of December 31, 1999 are $150,717 in 2000.

6. STOCKHOLDERS' EQUITY

    The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, in one or more series, each of such series to have such rights and preferences, including voting rights, dividends rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

    The Company has issued warrants to purchase 100,000, 6,000 and 52,227 shares of common stock at $13.20, $11.00 and $6.60 per share respectively, expiring in 2001, all of which are outstanding at December 31, 1999. At December 31, 1999, 1,427,586 shares of common stock have been reserved for issuance upon exercise of common stock warrants and stock options.

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

    The Company's 1996 Director Option Plan (The Director Plan) provides that each nonemployee director who becomes a director will be granted a nonstatutory option to purchase 15,000 shares of common stock at its then fair market value. Annually thereafter, each nonemployee director will be granted a nonstatutory option to purchase 5,000 shares of common stock as its then fair market value. All options will vest ratably over four years and expire ten years after date of grant. A total of 95,000 shares of common stock are available for grant under the Director Plan.

                               PHYSIOMETRIX, INC.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    A summary of option activity for the two plans is as follows:

                                                      WEIGHTED                            WEIGHTED                       WEIGHTED
                                                       AVERAGE                            AVERAGE                        AVERAGE
                                                      EXERCISE                            EXERCISE                       EXERCISE
                                    1997                PRICE               1998           PRICE           1999           PRICE
                              -----------------   -----------------   -----------------   --------   -----------------   --------
Outstanding at beginning of
  year......................            685,681   $            1.03             847,561    $1.51               945,916     $.87
Granted.....................            246,100                2.78             592,650     1.21               209,100      .93
Canceled....................            (48,359)               1.97            (464,424)    2.47              (259,627)    1.03
Exercised...................            (35,861)                .28             (29,871)     .62               (22,333)     .11
                              -----------------                       -----------------              -----------------
Outstanding at end of
  year......................            847,561   $            1.51             945,916    $ .87               873,056     $.86
                              =================   =================   =================    =====     =================     ====
Price Range at end of
  year......................  $       .04-$6.25                       $       .04-$4.00              $       .04-$4.00
                              =================                       =================              =================
Exercisable at end of
  year......................            513,668   $            1.03             574,199    $ .76               587,045     $.75
                              =================   =================   =================    =====     =================     ====
Available for grant at end
  of year...................            474,002                                 345,776                        396,303
                              =================                       =================              =================

    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1999:

                                                          OPTIONS       OPTIONS
EXERCISE PRICE                                          OUTSTANDING   EXERCISABLE
--------------                                          -----------   -----------
$.04--$.69............................................    541,406       405,515
$.75--$4.00...........................................    331,650       181,530
                                                          -------       -------
                                                          873,056       587,045
                                                          =======       =======

    The weighted average contractual life of options outstanding at December 31, 1998 and 1999 was 7.5 years and 6.9 years, respectively. The weighted average fair value of options granted in 1998 and 1999 was $1.13 and $.91.

    Pro forma information regarding net loss and net loss per share was computed in accordance with Statement 123, and has been determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999 respectively, risk-free interest rate of 5.91%, 4.92% and 5.50%; dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 118%, 151% and 190%; and a weighted-average expected life of the option of 5.5 years for all periods. The Company has also included the compensation related to its Employee Stock

                               PHYSIOMETRIX, INC.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
Purchase Plan in 1998 and 1999 under FAS 123 in the pro forma net loss presented below. The Company has determined that the pro forma net loss per share as computed under Statement 123 is as follows:

                                            1997          1998          1999
                                         -----------   -----------   -----------
Net loss
  As reported..........................  $(5,393,097)  $(7,530,717)  $(3,437,357)
  Pro forma............................  $(5,604,513)  $(7,781,080)  $(3,725,029)
Basic net loss per share
  As reported..........................  $      (.96)  $     (1.33)  $      (.60)
  Pro forma............................  $     (1.00)  $     (1.37)  $      (.65)

    EMPLOYEE STOCK PURCHASE PLAN

    Under the 1996 Employee Stock Purchase Plan ("the Purchase Plan") eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or end of each six month purchase period. Participation in the offering is limited to 20% of the employees compensation or $25,000 in any purchase period. The first offering commenced on December 1, 1996 and the Purchase Plan terminated on November 30, 1999 upon the purchase of all the remaining shares in the plan as of that date. A total of 150,000 shares of Common Stock had been reserved for issuance under the Purchase Plan. A total of 24,640, 36,670 and 88,684 shares of Common Stock were purchased in 1997, 1998 and 1999, respectively. The Plan expired in November 1999 as the remaining shares of the 150,000 shares that were reserved for the Plan were purchased through the Plan.

    401(K) SAVINGS PLAN

    The 401(k) Savings Plan ("Savings Plan") allows all employees that have attained the age of 21 to make annual, tax-deferred contributions of up to 15% of their eligible compensation. Annually, the Company may make discretionary matching contributions based upon a percentage of the employees' contributions. The Company made no such contributions to the Savings Plan in 1997, 1998 or 1999.

8. INCOME TAXES

    Since the Company has incurred only losses since inception, and due to the degree of uncertainty related to the use of the loss carryforwards, the Company has fully reserved this benefit. At December 31, 1999, the Company had tax net operating loss carryforwards of approximately $21.3 million available to offset taxable income. The Company also has research and development tax credit carryforwards of approximately $469,000 available to offset federal and state income taxes. Both carryforwards expire in varying amounts through 2019. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards will be subject to annual limitations based upon ownership changes of the Company's stock which have occurred.

                               PHYSIOMETRIX, INC.

8. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred income taxes are as follows as of December 31:

                                                        1998          1999
                                                     -----------   -----------
Net operating loss carryforwards...................  $ 7,261,000   $ 8,528,000
Research and development costs.....................    2,510,000     2,533,000
Research and development tax credits...............      409,000       469,000
Other..............................................        4,000        40,000
                                                     -----------   -----------
                                                      10,184,000    11,570,000
Valuation allowance................................  (10,184,000)  (11,570,000)
                                                     -----------   -----------
Net deferred tax asset.............................  $        --   $        --
                                                     ===========   ===========

    The valuation allowance increased by $1,386,000 in 1999 and $2,931,000 in 1998 due primarily to the unbenefitted net operating losses incurred. The tax net operating loss carryforward differs from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes, consisting primarily of research and development costs.

9. RELATED PARTY TRANSACTIONS

    Certain of the Company's legal services, principally related to patent matters, are provided by a firm which is affiliated with a director/shareholder. Payments to this company amounted to approximately $23,900 in 1997. There were no such payments in 1998 and 1999.

    The Company has a loan outstanding to an officer in the amount of $84,000 at December 31, 1999 which is due periodically from 2000 to 2002. The loan accrued interest at the applicable federal rate (6.31% at December 31, 1999).

10. SUBSEQUENT EVENT

    On February 29, 2000 the Company closed a private placement of common stock and warrants totalling $21 million in net proceeds less offering costs to the Company. The Company issued 2,080,340 shares of common stock at $10.80 and warrants to purchase 624,102 shares of common stock at $14.04 per share.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PHYSIOMETRIX, INC.

                                                       By:             /s/ JOHN A. WILLIAMS
                                                            -----------------------------------------
                                                                         John A. Williams
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ JOHN A. WILLIAMS                   President, Chief Executive
     -------------------------------------------       Officer and Director            March 24, 2000
                  John A. Williams                     (Principal Executive Officer)

                                                       Vice President and Chief
                 /s/ DANIEL W. MUEHL                   Financial Officer (Principal
     -------------------------------------------       Financial and Accounting        March 24, 2000
                   Daniel W. Muehl                     Officer)

                  /s/ THOMAS BARUCH                    Director
     -------------------------------------------                                       March 24, 2000
                    Thomas Baruch

               /s/ JAMES E. NICHOLSON                  Director
     -------------------------------------------                                       March 24, 2000
                 James E. Nicholson

                /s/ PETER BERNARDONI                   Director
     -------------------------------------------                                       March 24, 2000
                  Peter Bernardoni

EXHIBIT INDEX

(C) EXHIBITS

       EXHIBIT
         NO.                                       DESCRIPTION
       -------                                     -----------
         3.1(1)            Restated Certificate of Incorporation of the Company.

         3.2(1)            Bylaws of the Company, as amended.

         4.1(1)            Specimen Common Stock Certificate.

         4.2(1)            Form of Warrant Agreement between the Company and Cruttenden
                           Roth Incorporated, with form of Warrant attached

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

        27.1               Financial Data Schedule-1999 Year-End

------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33302138) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 33316525) and incorporated herein by reference.