Form 10-Q
period 2000-03-31
PHYSIOMETRIX INC
filed 2000-04-26
CIK 1010397

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                                   ITEM 2 - Yes X     No ___


The number of shares outstanding of each of the issuer's classes of common stock as of


                  Class                           Outstanding at March 31, 2000
                  -----                           -----------------------------
       Common Stock, $.001 par value                      7,914,121

                               PHYSIOMETRIX, INC.

                                TABLE OF CONTENTS


     PART I       FINANCIAL INFORMATION                                                                 PAGE NO.

                  ITEM 1              Financial Statements

                                      Balance Sheets as of December 31, 1999 and March 31, 2000            3

                                      Statements of Operations for the Three Months ended March            4
                                      31, 1999 and 2000

                                      Statements of Cash Flows for the Three Months ended March            5
                                      31, 1999 and 2000

                                      Notes to Financial Statements                                        6

                  ITEM 2              Management's Discussion and Analysis of Financial                    7
                                      Condition and Results of Operations


     PART II      OTHER INFORMATION                                                                       11

     SIGNATURES                                                                                           12


                               PHYSIOMETRIX, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                             December 31          March 31
                                                                                                 1999               2000
                                         ASSETS
Current assets:
     Cash and cash equivalents..........................................................    $  1,365,002     $  6,569,332
      Short-term investments............................................................              --       15,313,710
      Accounts receivable, net .........................................................          41,209           36,317
      Inventory ........................................................................          31,916           18,975
      Prepaid expenses .................................................................         115,917           35,311
                                                                                            ------------     ------------
Total current assets ...................................................................       1,554,044       21,973,645

Property, plant and equipment...........................................................         591,481          595,072
Less allowances for accumulated depreciation ...........................................        (382,084)        (404,527)
                                                                                            ------------     ------------
                                                                                                 209,397          190,545

Due from officer.......................................................................           84,000           84,000
Other assets...........................................................................            6,318            6,318
                                                                                            ------------     ------------
Total assets...........................................................................     $  1,853,759     $ 22,254,508
                                                                                            ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...................................................................    $     62,305     $     42,624
     Accrued expenses...................................................................         327,929          433,516
                                                                                            ------------     ------------
Total current liabilities...............................................................    $    390,234     $    476,140
Stockholders' equity
     Preferred stock: $.001 par value; 10,000,000 shares authorized:                                  --               --
     Common stock: $.001 par value, 50,000,000 shares authorized;
        5,818,383 shares in 1999 and 7,914,121 shares in 2000 issued and
        outstanding ....................................................................           5,818            7,914
Additional paid-in capital..............................................................      30,819,965       53,030,424
Deferred compensation ..................................................................              --         (548,437)
Accumulated deficit.....................................................................     (29,362,258)     (30,711,533)
                                                                                            ------------     ------------
Total stockholders' equity .............................................................       1,463,525       21,778,368
                                                                                            ------------     ------------
Total liabilities and stockholders' equity .............................................    $  1,853,759     $ 22,254,508
                                                                                            ============     ============



                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                 ---------------------------
                                                                                     1999            2000
                                                                                 -----------     -----------

Revenues ....................................................................    $   118,379     $    87,243
Costs and expenses:
     Cost of goods sold .....................................................        213,071         224,631
     Research and development ...............................................        536,112         930,353
     Selling, general and administrative ....................................        246,905         398,072
                                                                                 -----------       ---------
                                                                                     996,088       1,553,056
                                                                                 -----------       ---------
Operating loss ..............................................................       (877,709)     (1,465,813)
Interest income .............................................................         44,854         116,538
                                                                                 -----------       ---------
Net loss ....................................................................    $  (832,855)    $(1,349,275)
                                                                                 ===========     ============
Net loss per share ..........................................................    $     (0.15)    $     (0.21)
                                                                                 ===========     ============
Shares used in computing net loss per common share ..........................      5,720,699       6,558,012
                                                                                 ===========     ============



                             See accompanying notes

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                   ------------------------------
                                                                       1999              2000
                                                                       ----              ----
OPERATING ACTIVITIES:
Net loss ......................................................    $   (832,855)    $ (1,349,275)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ............................          26,887           22,443
     Stock compensation .......................................              --          125,156
     Changes in operating assets and liabilities:
         Accounts receivable ..................................          (8,699)           4,892
         Inventories ..........................................              --           12,941
         Prepaid expenses and other assets ....................         (39,819)          80,606
         Accounts payable and accrued expenses ................         (86,409)         110,905
                                                                   ------------     ------------
Net cash used in operating activities .........................        (940,895)        (992,332)

INVESTING ACTIVITIES:
Purchase of equipment .........................................          (1,395)          (3,591)
Purchase of available-for-sale securities .....................     (13,675,416)     (19,200,309)
Proceeds from maturity of available-for-sale securities .......      13,675,416        3,886,599
                                                                   ------------     ------------

Net cash used in investing activities .........................          (1,395)     (15,317,301)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net ...................             750       21,513,963
                                                                   ------------     ------------
Net cash provided by financing activities .....................             750       21,513,963
Net increase (decrease) in cash and cash equivalents ..........        (941,540)       5,204,330
Cash and cash equivalents at beginning of period ..............       4,589,585        1,365,002
                                                                   ------------     ------------
Cash and cash equivalents at end of period ....................    $  3,648,045     $  6,569,332
                                                                   ============     ============


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

     Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any other interim period. The accompanying financial statements should be read in conjunction with the audited financial statements for the period ending December 31, 1999.

NOTE B - ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" was issued which is effective for fiscal year 2001. The Company believes that the adoption of this statement will not have a material impact on the Company's financial statement.

NOTE C - STOCKHOLDERS EQUITY

         On February 29, 2000 the Company closed a private placement of common stock and warrants totaling $21.5 million in net proceeds to the Company. The Company issued 2,080,340 shares of common stock at $10.80 and warrants to purchase 624,102 shares of common stock at $14.04 per share.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Physiometrix, Inc. should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and other risks detailed from time to time in the Company's SEC reports, including its annual report on Form 10-K for the year ended December 31, 1999. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to FDA approvals; (ix) third-party reimbursement (x) operating and capital requirements and (xi) clinical trials.

OVERVIEW

        Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company also has two additional neurological monitoring products, the Equinox EEG System which was commercially introduced in February 1997 and discontinued in June 1998 and the Patient State Analyzer (PSA), which is currently pending FDA 510(k) approval. The Company believes that the Patient State Analyzer will be subject to FDA 510(k) clearance notification. However, the FDA may require the Company to submit a premarket approval ("PMA") application for this product. There can be no assurance that the Company will be able to obtain necessary 510(k) clearance or PMA application approval to market the Patient State Analyzer or any other products on a timely basis, if at all.

        Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of March 31, 2000, the Company had an accumulated deficit of approximately $30.7 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         REVENUES

         Revenues decreased 26% to $87,000 for the three months ended March 31, 2000 from $118,000 for the three months ended March 31, 1999. This decrease is primarily the result of a lower sales volume of the Company's Hydrodot NeuroMonitoring products. The Company intends to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business by the end of 2000.

          COST OF GOODS SOLD

         Cost of goods sold increased 6% to $225,000 for the three months ended March 31, 2000 from $213,000 for the three months ended March 31, 1999. This is due to increased headcount related expenses.

         GROSS MARGIN

         The negative gross profit margin results from fixed headcount and overhead in the quality assurance and manufacturing group. The gross margin produced by the HydroDot NeuroMonitoring business does not provide enough sales volume to cover these fixed expenses. Gross margin percentage related to the HydroDot NeuroMonitoring business in 2000 was slightly lower in percentage terms compared with gross margin produced in 1999 . Pricing of the product did not change in 2000, but material costs of inventory were slightly higher comparable to 1999. The Company intends to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business by the end of 2000.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consisting principally of salaries, consulting fees, and clinical trial expenses increased 73% to $930,000 for the three months ended March 31, 2000 from $536,000 for the three months ended March 31, 1999. This increase is primarily the result of outside consulting related to the analysis of the data from the prospective study of the PSA. The study was completed in the first quarter of 2000 and the Company filed a 510(k) submission to the Food and Drug Administration on March 31, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 61% to $398,000 for the three months ended March 31, 2000 from $247,000 for the three months ended March 31, 1999. This increase is primarily due to higher headcount expenses, consulting fees and outside services incurred as the Company approaches the commercialization of the PSA.

         INTEREST INCOME AND EXPENSE:

         Interest income increased to $117,000 for the three months ended March 31, 2000 from $45,000 for the three months ended March 31, 1999. This was due to a higher average cash balance in 2000 versus 1999 as a result of a private placement of the Company's common stock during the first quarter of 2000, which raised $21.5 million in net proceeds.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000, the Company's cash, cash equivalents and short term investments were $21,883,000 as compared to $1,365,000 at year ended December 31, 1999.

        The Company's operating activities used cash of $992,000 in the three months ended March 31, 2000 as compared to $941,000 in the three months ended March 31, 1999. The increase in net cash used in 2000 compared to 1999 was primarily the result of the increased net loss of the Company, which was offset by the increase in accounts payable and accrued expenses.

         Net cash used in investing activities in the three months ended March 31, 2000 was $15,317,000, as compared with $1,395 used in the three months ended March 31, 1999. The increase was due to the short-term investments made by the Company as a result of the $21.5 million in net proceeds raised in the issuance of the Company's common stock during the first quarter of 2000.

         The Company's financing activities provided cash of $21,514,000 in the three months ended March 31, 2000 as compared to $750 in the three months ended March 31, 1999. During the first quarter of 2000, the Company completed an issuance of common stock that raised $21.5 million in net proceeds.

         The Company's principal source of liquidity at March 31, 2000 consists of cash, cash equivalents and short-term investments in the amount of $21.9 million. On February 29, 2000, the Company issued common stock totaling $21.5 million in net proceeds to the company. The Company believes it has the necessary cash and cash equivalents on hand to fund its operations for more than a year from March 31, 2000.

         The Company believes that the success of the PSA is the most critical component to the Company's ability to become profitable. The Company completed its pivotal study for the PSA on January 5, 2000. A 510(k) was submitted to the FDA on March 31, 2000 for the PSA. The company expects to receive a response from the Food and Drug Administration by the end of June 2000. The Company's plan for 2000 is to commercially launch the PSA during the third quarter pending FDA approval. The Company is in the process of identifying qualified strategic partners to serve as external manufacturer and as the worldwide distributors of the product. There can be no assurance that the company will be successful in doing so.

                               PHYSIOMETRIX, INC.

                                 MARCH 31, 2000

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

            ITEM 5         Other information:
                           None.

            ITEM 6         Exhibits and reports on Form 8-K:

                           (a)     Exhibits

                                   10.7*  Stock Purchase Agreement dated
                                          February 29, 2000 between the
                                          Registrant and the purchasers of
                                          common stock of the Registrant
                                          named therein, including form of
                                          Stock Purchase Warrant and other
                                          exhibits thereto.

                                   27.1   Financial Data Schedule

                           (b)     Reports on Form 8-K - None

-------------------------------------------------------------------------------

* Incorporated by reference to exhibit 4.2 to Registrant's registration statement on Form S-3 filed with the Securities and Exchange Commission March 31, 2000 (SEC File No. 333-33660).

                                 MARCH 31, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PHYSIOMETRIX, INC.

DATE:   April 25, 2000

                                             BY: /S/JOHN A. WILLIAMS
                                                 -------------------------------
                                                  John A. Williams
                                                  President, Chief Executive
                                                  Officer

                                             BY: /S/DANIEL W. MUEHL
                                                 -------------------------------
                                                  Daniel W. Muehl
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)