Form 10-Q
period 2000-06-30
PHYSIOMETRIX INC
filed 2000-08-14
CIK 1010397

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JUNE 30, 2000

                               OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________
                         COMMISSION FILE NUMBER 1010397

                            ------------------------

                               PHYSIOMETRIX, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      77-0248588
       (State or other jurisdiction of               (IRS Employer identification No.)
       incorporation or organization)

    Five Billerica Park, N. Billerica, MA                       01862-1256
  (Address of principal executive offices)                      (Zip code)

                                 (978) 670-2422
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          ITEM 1--Yes /X/      No / /

                          ITEM 2--Yes /X/      No / /

The number of shares outstanding of each of the issuer's classes of common stock as of

                    CLASS                              OUTSTANDING AT JUNE 30, 2000

        Common Stock, $.001 par value                            8,042,152

                               PHYSIOMETRIX, INC.

                               TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements

                 Balance Sheets as of December 31, 1999 and June 30, 2000....      3

                 Statements of Operations for the Three and Six Months ended
                   June 30, 1999 and 2000....................................      4

                 Statements of Cash Flows for the Six Months ended June 30,
                   1999 and 2000.............................................      5

                 Notes to Financial Statements...............................      6

                 Management's Discussion and Analysis of Financial Condition
         ITEM 2    and Results of Operations.................................      8

PART II  OTHER INFORMATION...................................................     12

SIGNATURES...................................................................     13

                               PHYSIOMETRIX, INC.

                                 BALANCE SHEETS

                                                                               JUNE 30
                                                              DECEMBER 31       2000
                                                                  1999       (UNAUDITED)
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,365,002   $ 1,919,685
  Short-term investments....................................            --    18,724,411
  Accounts receivable, net..................................        41,209        36,150
  Inventory.................................................        31,916       607,241
  Prepaid expenses..........................................       115,917       131,237
                                                              ------------   -----------
    Total current assets....................................     1,554,044    21,418,724
Property, plant and equipment...............................       591,481       630,917
Less allowances for depreciation............................      (382,084)     (427,080)
                                                              ------------   -----------
                                                                   209,397       203,837
Due from officer............................................        84,000        84,000
Other assets................................................         6,318         6,318
                                                              ------------   -----------
    Total assets............................................  $  1,853,759   $21,712,879
                                                              ============   ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $     62,305   $   217,586
  Accrued expenses..........................................       327,929       418,570
                                                              ------------   -----------
    Total current liabilities...............................       390,234       636,156
Stockholders' equity
  Preferred stock: $.001 par value; 10,000,000 shares
    authorized:
    none issued and outstanding.............................            --            --
  Common stock: $.001 par value, 50,000,000 shares
    authorized; 5,818,383 shares in 1999 and 8,042,152
    shares in 2000 issued and outstanding...................         5,818         8,042
Additional paid-in capital..................................    30,819,965    53,189,515
Deferred compensation.......................................            --      (629,180)
Accumulated deficit.........................................   (29,362,258)  (31,491,654)
                                                              ------------   -----------
    Total stockholders' equity..............................     1,463,525    21,076,723
                                                              ------------   -----------
    Total liabilities and stockholders' equity..............  $  1,853,759   $21,712,879
                                                              ============   ===========

                             See accompanying notes

                               PHYSIOMETRIX, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30                    JUNE 30
                                               -----------------------   -------------------------
                                                 1999         2000          1999          2000
                                               ---------   -----------   -----------   -----------
Revenues.....................................  $  82,230   $    91,662   $   200,609   $   178,904

Costs and expenses:
  Cost of goods sold.........................    192,172       252,476       405,243       477,107
  Research and development...................    446,813       509,678       982,925     1,440,030
  Selling, general and administrative........    269,945       424,087       516,852       822,157
                                               ---------   -----------   -----------   -----------
                                                 908,930     1,186,241     1,905,020     2,739,294
                                               ---------   -----------   -----------   -----------
Operating loss...............................   (826,700)   (1,094,579)   (1,704,411)   (2,560,390)

Interest income..............................     36,625       314,457        81,480       430,994
                                               ---------   -----------   -----------   -----------
Net loss.....................................  $(790,075)  $  (780,122)  $(1,622,931)  $(2,129,396)
                                               =========   ===========   ===========   ===========
Net loss per share...........................  $   (0.14)  $     (0.10)  $     (0.28)  $     (0.29)
                                               =========   ===========   ===========   ===========
Shares used in computing net loss per common
  share......................................  5,767,149     8,015,075     5,740,591     7,286,544
                                               =========   ===========   ===========   ===========

                             See accompanying notes

                               PHYSIOMETRIX, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30
                                                              --------------------------
                                                                 1999           2000
                                                              -----------   ------------
OPERATING ACTIVITIES:
Net loss....................................................  $(1,622,931)  $ (2,129,396)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       53,473         44,996
  Stock compensation........................................           --        195,095
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       14,947          5,059
    Inventories.............................................           --       (575,325)
    Prepaid expenses and other assets.......................      (25,205)       (15,320)
    Accounts payable and accrued expenses...................      (39,283)       245,922
                                                              -----------   ------------
Net cash used in operating activities.......................   (1,618,999)    (2,228,969)

INVESTING ACTIVITIES:
Purchase of equipment.......................................       (2,965)       (39,436)
Purchase of available-for-sale securities...................           --    (32,341,553)
Proceeds from maturity of available-for-sale securities.....           --     13,617,142
                                                              -----------   ------------
Net cash used in investing activities.......................       (2,965)   (18,763,847)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................       32,966     21,547,499
                                                              -----------   ------------
Net cash provided by financing activities...................       32,966     21,547,499
                                                              -----------   ------------
Net increase (decrease) in cash and cash equivalents........   (1,588,998)       554,683
Cash and cash equivalents at beginning of period............    4,589,585      1,365,002
                                                              -----------   ------------
Cash and cash equivalents at end of period..................  $ 3,000,587   $  1,919,685
                                                              ===========   ============

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

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

NOTE B--ACCOUNTING PRONOUNCEMENTS

    In June 1998, SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" was issued which is effective for fiscal year 2001. The Company believes that the adoption of this statement will not have a material impact on the Company's financial statement.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In
March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued an amendment, SAB 101B, which again deferred the effective date of SAB 101. The Company will adopt SAB 101 in the fourth quarter of 2000 in accordance with SAB 101B. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

    In March 2000, the FASB issued Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION" (the Interpretation). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. At the present time, there are no awards granted by the Company which would result in an adjustment at July 1, 2000 as a result of this Interpretation.

NOTE C--STOCKHOLDERS' EQUITY

    On February 29, 2000, the Company closed a private placement of common stock and warrants totalling $21.5 million in net proceeds less offering costs to the Company. The Company issued 2,080,340 shares of common stock at $10.80 and warrants to purchase 624,102 shares of common stock at $14.04 per share.

                         NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE D--INVENTORIES

    Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

                                                        DECEMBER 31,   JUNE 30,
                                                            1999         2000
                                                        ------------   --------
Raw materials.........................................     $28,743     $605,646
Finished goods........................................       3,173        1,595
                                                           -------     --------
                                                           $31,916     $607,241
                                                           =======     ========

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

OVERVIEW

    Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company also has two additional neurological monitoring products, the Equinox EEG System which was commercially introduced in February 1997 and discontinued in June 1998 and the Patient State Analyzer (PSA), which received FDA 510(k) approval on June 30, 2000. The Company expects to begin shipments to customers in the 3rd quarter through Baxter Healthcare Corporation, our exclusive U.S. distribution partner.

    Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of June 30, 2000, the Company had an accumulated deficit of approximately $31.5 million. The HydroDot NeuroMonitoring System is currently the Company's principal commercial product. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. There can be no assurance the Company will achieve significant commercial revenues or profitability.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

    REVENUES

    Revenues increased 11% to $92,000 for the three months ended June 30, 2000 from $82,000 for the three months ended June 30, 1999. This increase is primarily the result of a higher sales volume of the Company's HydroDot NeuroMonitoring products. The Company intends to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business by the end of 2000.

COST OF GOODS SOLD

    Cost of goods sold increased 31% to $252,000 for the three months ended June 30, 2000 from $192,000 for the three months ended June 30, 1999. This was primarily due to increased labor costs during the period.

    GROSS MARGIN

    The negative gross profit margin results from the level of headcount and overhead required in the quality assurance and manufacturing group. The gross margin produced by the HydroDot NeuroMonitoring business does not provide enough sales volume to cover these fixed expenses. Gross margin percentage related to the HydroDot NeuroMonitoring business in 2000 was slightly lower in percentage terms compared with gross margin produced in 1999. Pricing of the product did not change in 2000, but material costs of inventory were slightly higher comparable to 1999. The Company intends to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business by the end of 2000.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of salaries, consulting fees, and clinical trial expenses increased 14% to $510,000 for the three months ended June 30, 2000 from $447,000 for the three months ended
June 30, 1999. This increase is primarily the result of outside consulting related to the continued development of the PSA4000 and stock option compensation expense.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 57% to $424,000 for the three months ended June 30, 2000 from $270,000 for the three months ended June 30, 1999. This increase is due to expenses related to relisting on the Nasdaq National Market, costs associated with an increased effort in the investor relations area as well as marketing expenses incurred as the Company approaches the commercialization of the PSA4000.

    INTEREST INCOME AND EXPENSE:

    Interest income increased to $314,000 for the three months ended June 30, 2000 from $37,000 for the three months ended June 30, 1999. This was due to a higher average cash balance in 2000 versus 1999 as a result of a private placement of the Company's common stock during the first quarter of 2000 which raised $21.5 million in net proceeds.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    REVENUES

    Revenues decreased 11% to $179,000 for the six months ended June 30, 2000 from $201,000 for the six months ended June 30, 1999. This decrease is primarily the result of a lower sales volume of the Company's HydroDot NeuroMonitoring products. The Company intends to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business by the end of 2000.

    COST OF GOODS SOLD

    Cost of goods sold increased 18% to $477,000 for the six months ended June 30, 2000 from $405,000 for the six months ended June 30, 1999. This increase was primarily due to increased labor costs during the period.

    GROSS MARGIN

    The negative gross profit margin results from the level of headcount and overhead required in the quality assurance and manufacturing group. The gross margin produced by the HydroDot NeuroMonitoring business does not provide enough sales volume to cover these fixed expenses. Gross margin related to the HydroDot NeuroMonitoring business in 2000 was slightly higher in percentage terms compared with gross margin produced in 1999. Pricing of the product did not change in 2000, but material costs of inventory were slightly higher comparable to 1999. The Company intends to either license the technology to another company or transition out of the business by the end of 2000.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of salaries, consulting fees, and clinical trial expenses increased 47% to $1,440,000 for the six months ended June 30, 2000 from $983,000 for the six months ended June 30, 1999. This increase is primarily the result of outside consulting related to the analysis of the data from the prospective study of the PSA, stock compensation expense and continued development. The Company filed a 510(k) submission to the FDA on March 31, 2000 and received 510(k) approval for the PSA on June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 59% to $822,000 for the six months ended June 30, 2000 from $517,000 for the six months ended
June 30, 1999. This increase is due to expenses related to relisting on the Nasdaq National Market, costs associated with an increased effort in the investor relations area as well as marketing expenses incurred as the Company approaches the commercialization of the PSA4000.

    INTEREST INCOME:

    Interest income increased to $431,000 for the six months ended June 30, 2000 from $82,000 for the six months ended June 30, 1999. This was due to a higher average cash balance in 2000 versus 1999 as a result of a private placement of the Company's common stock during the first quarter of 2000 which raised
$21.5 million in net proceeds.

LIQUIDITY AND CAPITAL RESOURCES

    At quarter ended June 30, 2000, the Company's cash, cash equivalents and short-term investments were $20,644,000 as compared to $1,365,000 at year ended December 31, 1999.

    The Company's operating activities used cash of $2,229,000 in the six months ended June 30, 2000 as compared to $1,619,000 in the six months ended June 30, 1999. The increase in net cash used in 2000 compared to 1999 was primarily the result of the increased net loss of the Company along with an increased investment in inventory as the company prepares for the commercial launch of the PSA4000. These increases were partially offset by an increase in accounts payable and accrued expenses as well as stock option compensation expense.

    Net cash used in investing activities in the six months ended June 30, 2000 was $18,764,000, as compared with $2,965 used in the six months ended June 30, 1999. The increase was due to the short term investments made by the Company as a result of the $21.5 million in net proceeds raised in the private placement of the Company's common stock during the first quarter of 2000.

    The Company's financing activities provided cash of $21,547,000 in the six months ended June 30, 2000 as compared to $33,000 in the six months ended
June 30, 1999. During the first quarter of 2000, the Company completed a private placement of common stock that raised $21.5 million in net proceeds.

    The Company's principal source of liquidity at June 30, 2000 consists of cash, cash equivalents and short term investments in the amount of $20.6 million. On February 29, 2000, the Company issued common stock totalling $21.5 million in net proceeds to the company. On June 12, 2000, the Company's stock was relisted on the Nasdaq National Market. The Company believes it has the necessary cash and cash equivalents on hand to fund its operations for more than a year from June 30, 2000.

    The Company believes that the success of the PSA is the most critical component to the Company's ability to become profitable. The Company completed its pivotal study for the PSA on January 5, 2000. A 510(k) was submitted to the FDA on March 31, 2000 for the PSA and the Company received FDA 510(k) approval for the PSA4000 on June 30, 2000. The Company's plan for 2000 is to commercially launch the PSA during the third quarter. The Company signed a distribution agreement with Baxter Healthcare Corporation for the PSA on May 31, 2000 for exclusive distribution rights in the United States.

    The Company has one commercial competitor for the PSA. The Company believes it will be able to successfully compete with them in the marketplace.

                               PHYSIOMETRIX, INC.
                                 JUNE 30, 2000

PART II  Other Information

         ITEM 1  Legal Proceedings:
                 Not applicable.

         ITEM 2  Changes in Securities:
                 Not applicable.

         ITEM 3  Defaults upon Senior Securities:
                 Not applicable.

         ITEM 4  Submission of matters to a vote of security holders:

                 On June 1, 2000, the company held its annual meeting of shareholders. The following items were submitted for a vote of the shareholders.

                 Election of Christopher Mitchell as a class I director. For:
                 5,387,013
                 Against: 3,750
                 Abstain: 0

                 Ratification of Ernst & Young as independent auditors for the year ended December 31, 2000.
                 For: 5,389,763
                 Against: 350
                 Abstain: 650

         ITEM 5  Other information:
                 None.

         ITEM 6  Exhibits and reports on Form 8-K:

                 (a)  Exhibits

                      10.8 Strategic Alliance and Exclusive Distribution Agreement dated
                      May 31, 2000 by and between The Company and Baxter
                      Healthcare Corporation.

                      27.1 Financial Data Schedule

                 (b)  Reports on Form 8-K--None

                                 JUNE 30, 2000

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       PHYSIOMETRIX, INC.

                                                       BY:             /S/ JOHN A. WILLIAMS
                                                            -----------------------------------------
                                                                         John A. Williams
DATE: AUGUST 14, 2000                                           PRESIDENT, CHIEF EXECUTIVE OFFICER

                                                       BY:             /s/ DANIEL W. MUEHL
                                                            -----------------------------------------
                                                                         Daniel W. Muehl
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)