Form 10-Q
period 2000-09-30
PHYSIOMETRIX INC
filed 2000-11-14
CIK 1010397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1010397

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

                                 (978) 670-2422
              (Registrant's telephone number including area code)

                            ------------------------

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. ITEM 1--Yes _X_ No ___
                                           ITEM 2--Yes _X_  No ___

The number of shares outstanding of each of the issuer's classes of common stock
as of           .

                   Class                                Outstanding at September 30, 2000
       Common Stock, $.001 par value                                8,326,624

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PHYSIOMETRIX, INC.

                               TABLE OF CONTENTS

                                                                                          PAGE
PART I        FINANCIAL INFORMATION                                                       NO.
              ITEM 1       Condensed Unaudited Financial Statements

                           Unaudited Condensed Balance Sheets as of December 31,
                           1999 and September 30, 2000.............................         3

                           Unaudited Condensed Statements of Operations for the
                           Three and Nine Months ended September 30, 1999 and
                           2000....................................................         4

                           Unaudited Condensed Statements of Cash Flows for the
                           Nine Months ended September 30, 1999 and 2000...........         5

                           Notes to Unaudited Condensed Financial Statements.......         6

              ITEM 2       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.....................         8

PART II       OTHER INFORMATION....................................................        12

SIGNATURES.........................................................................        13

                               PHYSIOMETRIX, INC.

                       UNAUDITED CONDENSED BALANCE SHEETS

                                                              DECEMBER 31    SEPTEMBER 30
                                                                  1999           2000
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,365,002   $  5,338,809
  Short-term investments....................................            --     16,955,470
  Accounts receivable, net..................................        41,209        869,703
  Inventories...............................................        31,916        739,000
  Prepaid expenses..........................................       115,917        352,916
                                                              ------------   ------------
Total current assets........................................     1,554,044     24,255,898

Property, plant and equipment...............................       591,481        698,337
Less allowances for depreciation............................      (382,084)      (451,198)
                                                              ------------   ------------
                                                                   209,397        247,139
Due from officer............................................        84,000         84,000
Other assets................................................         6,318          9,570
                                                              ------------   ------------
Total assets................................................  $  1,853,759   $ 24,596,607
                                                              ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     62,305   $    184,379
  Accrued expenses..........................................       327,929      1,117,552
                                                              ------------   ------------
Total current liabilities...................................       390,234      1,301,931
Stockholders' equity
  Preferred stock: $.001 par value; 10,000,000 shares
    authorized: none issued and outstanding.................            --             --
  Common stock: $.001 par value; 50,000,000 shares
    authorized: 5,818,383 shares in 1999 and 8,326,624
    shares in 2000 issued and outstanding...................         5,818          8,327
Additional paid-in capital..................................    30,819,965     56,596,629
Deferred compensation.......................................            --       (584,238)
Accumulated deficit.........................................   (29,362,258)   (32,726,042)
                                                              ------------   ------------
Total stockholders' equity..................................     1,463,525     23,294,676
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $  1,853,759   $ 24,596,607
                                                              ============   ============

                             See accompanying notes

                               PHYSIOMETRIX, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30               SEPTEMBER 30
                                              ------------------------   -------------------------
                                                 1999         2000          1999          2000
                                              ----------   -----------   -----------   -----------
Revenues....................................  $   84,231   $   907,120   $   284,841   $ 1,086,024
Costs and expenses:
  Cost of goods sold........................     178,851     1,011,310       584,094     1,488,418
  Research and development..................     458,911       667,201     1,441,835     2,107,231
  Selling, general and administrative.......     196,589       804,485       713,441     1,626,641
                                              ----------   -----------   -----------   -----------
                                                 834,351     2,482,996     2,739,370     5,222,290
                                              ----------   -----------   -----------   -----------

Operating loss..............................    (750,120)   (1,575,876)   (2,454,529)   (4,136,266)

Interest income.............................      30,883       341,488       112,362       772,482
                                              ----------   -----------   -----------   -----------

Net loss....................................  $ (719,237)  $(1,234,388)  $(2,342,167)  $(3,363,784)
                                              ==========   ===========   ===========   ===========

Net loss per share..........................  $    (0.12)  $     (0.15)  $     (0.41)  $     (0.44)
                                              ==========   ===========   ===========   ===========

Shares used in computing net loss per common
  share.....................................   5,787,041     8,260,906     5,756,074     7,611,331
                                              ==========   ===========   ===========   ===========

                             See accompanying notes

                               PHYSIOMETRIX, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                              --------------------------
                                                                 1999           2000
                                                              -----------   ------------
OPERATING ACTIVITIES:
Net loss....................................................  $(2,342,167)  $ (3,363,784)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       79,047         69,114
  Stock compensation........................................           --        240,039
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       23,791       (828,494)
    Inventories.............................................           --       (707,084)
    Prepaid expenses and other assets.......................       26,156       (240,251)
    Accounts payable and accrued expenses...................     (220,222)       911,697
                                                              -----------   ------------
Net cash used in operating activities.......................   (2,433,395)    (3,918,763)

INVESTING ACTIVITIES:
Purchase of equipment.......................................       (2,965)      (106,856)
Purchase of available-for-sale securities...................           --    (44,131,031)
Proceeds from maturity of available-for-sale securities.....           --     27,175,561
                                                              -----------   ------------
Net cash used in investing activities.......................       (2,965)   (17,062,326)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................       47,965     24,954,896
                                                              -----------   ------------
Net cash provided by financing activities...................       47,965     24,954,896
                                                              -----------   ------------

Net increase (decrease) in cash and cash equivalents........   (2,388,395)     3,973,807
Cash and cash equivalents at beginning of period............    4,589,585      1,365,002
                                                              -----------   ------------

Cash and cash equivalents at end of period..................  $ 2,201,190   $  5,338,809
                                                              ===========   ============

                             See accompanying notes

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other interim period. The accompanying financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 1999.

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

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (the Interpretation)". This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees". The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. At the present time, there are no awards granted by the Company, which would result in an adjustment at July 1, 2000 as a result of the adoption of this Interpretation.

NOTE C--INVENTORIES

    Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1999           2000
                                                      ------------   -------------
Purchased components................................     $28,743       $728,913
Finished units......................................       3,173         10,087
                                                         -------       --------
                                                         $31,916       $739,000
                                                         =======       ========

NOTE D--STOCKHOLDERS' EQUITY

    On February 29, 2000, the Company closed a private placement of common stock and warrants totaling $21.5 million in net proceeds less offering costs to the Company. The Company issued 2,080,340 shares of common stock at $10.80 and warrants to purchase 624,102 shares of common stock at $14.04 per share.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of Physiometrix, Inc. should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and other risks detailed from time to time in the Company's SEC reports, including its annual report on Form 10-K for the year ended December 31, 1999. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution;
(v) research and development; (vi) manufacturing; (vii) competition;
(viii) government regulation especially as it relates to FDA approvals;
(ix) third-party reimbursement; (x) operating and capital requirements; and
(xi) clinical trials.

OVERVIEW

    Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company also has two additional neurological monitoring products, the Equinox EEG System, which was commercially introduced in February 1997 and discontinued in June 1998, and the Patient State Analyzer (PSA), which received FDA 510(k) approval on June 30, 2000. The Company began shipments of the PSA in the 3rd quarter to Baxter Healthcare Corporation, our exclusive U.S. distribution partner.

    Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of September 30, 2000, the Company had an accumulated deficit of approximately $32.7 million. The HydroDot NeuroMonitoring System and the Patient State Analyzer are currently the Company's principal commercial products. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. For the nine month period ending September 30, 2000, substantially all of the Company's sales were to Baxter Healthcare Corporation. There can be no assurance the Company will achieve significant commercial revenues or profitability.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    REVENUES

    Revenues increased 977% to $907,000 for the three months ended
September 30, 2000 from $84,000 for the three months ended September 30, 1999. This increase is primarily the result of sales of the Patient State Analyzer, which began during the 3rd quarter of 2000. Sales of the Company's HydroDot NeuroMonitoring products were relatively unchanged compared with the same quarter last year. The Company continues to explore options to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business.

    COST OF GOODS SOLD

    Cost of goods sold increased 465% to $1,011,000 for the three months ended September 30, 2000 from $179,000 for the three months ended September 30, 1999. This was primarily due to product costs of the Patient State Analyzer, which began during the 3rd quarter of 2000, and additional headcount and expenses in the manufacturing group.

    GROSS MARGIN

    The negative gross profit margin results from costs of the product and the level of headcount and overhead required in the Company's manufacturing group. The gross margin produced by our current products at the current sales volume is not sufficient to cover these expenses. Gross margin percentage related to the HydroDot NeuroMonitoring business in 2000 was slightly lower in percentage terms compared with gross margin produced in 1999. Pricing of the product did not change in 2000, but material costs of inventory were slightly higher comparable to 1999. The Company continues to explore options to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of headcount related expenses and consulting fees increased 45% to $667,000 for the three months ended September 30, 2000 from $459,000 for the three months ended September 30, 1999. This increase is primarily the result of headcount expenses, outside consulting related to the continued development of the Patient State Analyzer and stock option compensation expense.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 309% to $804,000 for the three months ended September 30, 2000 from $197,000 for the three months ended September 30, 1999. This increase is due to expenses related to increased headcount related expenses, costs associated with investor relations, professional fees and marketing expenses incurred as the Company continues the commercialization of the Patient State Analyzer.

    INTEREST INCOME AND EXPENSE

    Interest income increased to $341,000 for the three months ended
September 30, 2000 from $31,000 for the three months ended September 30, 1999. This was due to a higher average cash balance in 2000 versus 1999 as a result of a private placement of the Company's common stock during the first quarter of 2000 which raised $21.5 million in net proceeds and warrant exercises which raised $3.3 million during the third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    REVENUES

    Revenues increased 281% to $1,086,000 for the nine months ended
September 30, 2000 from $285,000 for the nine months ended September 30, 1999. This increase is primarily the result of sales of the Patient State Analyzer, which began during the 3rd quarter of 2000. Sales of the Company's HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year. The Company continues to explore options to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business.

    COST OF GOODS SOLD

    Cost of goods sold increased 155% to $1,488,000 for the nine months ended September 30, 2000 from $584,000 for the nine months ended September 30, 1999. This increase was primarily due to product costs of the Patient State Analyzer, which began during the 3rd quarter of 2000, and additional headcount and expenses in the manufacturing group.

    GROSS MARGIN

    The negative gross profit margin results from costs of the product and the level of headcount and overhead required in the manufacturing group. The gross margin produced by our current products at the current sales volume is not sufficient to cover these expenses. Gross margin percentage related to the HydroDot NeuroMonitoring business in 2000 was slightly lower in percentage terms compared with gross margin produced in 1999. Pricing of the product did not change in 2000, but material costs of inventory were slightly higher comparable to 1999. The Company continues to explore options to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of salaries, consulting fees, and clinical trial expenses increased 46% to $2,107,000 for the nine months ended September 30, 2000 from $1,442,000 for the nine months ended September 30, 1999. This increase is primarily the result of outside consulting related to the analysis of the data from the prospective study of the Patient State Analyzer, stock compensation expense and continued development. The Company filed a 510(k) submission to the FDA on March 31, 2000 and received 510(k) approval for the Patient State Analyzer on June 30, 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 128% to $1,627,000 for the nine months ended September 30, 2000 from $713,000 for the nine months ended September 30, 1999. This increase is due to expenses related to relisting on the Nasdaq National Market, headcount expenses, costs associated with investor relations, professional fees and marketing expenses incurred related to the commercialization of the Patient Sate Analyzer.

    INTEREST INCOME

    Interest income increased to $772,000 for the nine months ended
September 30, 2000 from $112,000 for the nine months ended September 30, 1999. This was due to a higher average cash balance in 2000 versus 1999 as a result of a private placement of the Company's common stock during the first quarter of 2000 which raised $21.5 million in net proceeds and warrant exercises which raised $3.4 million during the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, the Company's cash, cash equivalents and short-term investments were $22,294,000 as compared to $1,365,000 at year ended
December 31, 1999.

    The Company's operating activities used cash of $3,919,000 in the nine months ended September 30, 2000 as compared to $2,433,000 in the nine months ended September 30, 1999. The increase in net cash used in 2000 compared to 1999 was primarily the result of the increased net loss of the Company, increased accounts receivable due to shipments of the Patient State Analyzer and increased inventory of the Patient State Analyzer. These increases were partially offset by an increase in accounts payable and accrued expenses as well as the effect of noncash stock option compensation expense.

    Net cash used in investing activities in the nine months ended
September 30, 2000 was $17,062,000, as compared with $2,965 used in the nine months ended September 30, 1999. The increase was due to the short term investments made by the Company as a result of the $21.5 million in net proceeds raised in the private placement of the Company's common stock during the first quarter of 2000 and warrant exercises, which raised $3.4 million during the nine month period.

    The Company's financing activities provided cash of $24,955,000 in the nine months ended September 30, 2000 as compared to $48,000 in the nine months ended September 30, 1999. During the first quarter of 2000, the Company completed a private placement of common stock that raised $21.5 million in net proceeds. As part of the private placement, the Company issued warrants to purchase 624,102 shares of common stock at $14.04 per share. A total of 255,800 of warrant shares were issued for $3.4 million in proceeds during the nine-month period.

    The Company's principal source of liquidity at September 30, 2000 consists of cash, cash equivalents and short-term investments in the amount of $22.3 million. On February 29, 2000, the Company issued common stock totaling $21.5 million in net proceeds to the company. On June 12, 2000, the Company's stock was re-listed on the Nasdaq National Market. The Company believes it has the necessary cash and cash equivalents on hand to fund its operations for more than a year from September 30, 2000.

    The Company believes that the success of the Patient State Analyzer is the most critical component to the Company's ability to become profitable. The Company completed its pivotal study on January 5, 2000. A 510(k) was submitted to the FDA on March 31, 2000 and the Company received FDA 510(k) approval on June 30, 2000. The Company signed a distribution agreement with Baxter Healthcare Corporation on May 31, 2000 for exclusive distribution rights in the United States. The Company shipped the first units of the Patient State Analyzer during the third quarter. The Company believes that it has one commercial competitor for the PSA. The Company believes it will be able to successfully compete against them in the marketplace, although it has no assurance that it will be able to do so.

                               PHYSIOMETRIX, INC.

                               SEPTEMBER 30, 2000

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

              ITEM 5       Other information:
                           None.

              ITEM 6       Exhibits and reports on Form 8-K:
                           (a)  Exhibits
                               27.1 Financial Data Schedule
                           (b)  Reports on Form 8-K--None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       PHYSIOMETRIX, INC.

DATE:  November 13, 2000

                                                       By:             /s/ JOHN A. WILLIAMS
                                                            -----------------------------------------
                                                                         John A. Williams
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER

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