Form 10-K
period 2000-12-31
PHYSIOMETRIX INC
filed 2001-03-29
CIK 1010397

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-27956
                            ------------------------
                               PHYSIOMETRIX, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     77-0248588
    (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                     identification no.)

         FIVE BILLERICA PARK,
 101 BILLERICA AVE., N. BILLERICA, MA                         01862
    (Address of principal executive                         (Zip code)
               offices)

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

    The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $111,882,484 as of January 31, 2001, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the NASDAQ National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2001, the Registrant had outstanding 8,416,182 shares of Common Stock.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PHYSIOMETRIX, INC.
                                     INDEX

                                                                                  PAGE
                                                                                 NUMBER
                                                                                --------
PART I........................................................................      3

        Item 1.   BUSINESS....................................................      3
        Item 2.   PROPERTIES..................................................     19
        Item 3.   LEGAL PROCEEDINGS...........................................     19
        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     19

PART II.......................................................................     20

        Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.......................................     20
        Item 6.   SELECTED FINANCIAL DATA.....................................     21
        Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.................................     22
        Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     26
        Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE..................................     26

PART III......................................................................     27

        Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     27
        Item 11.  EXECUTIVE COMPENSATION......................................     27
        Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT................................................     27
        Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     27

PART IV.......................................................................     28

        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                    8-K.......................................................     28

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    We design, develop, manufacture and market noninvasive, advanced medical products incorporating proprietary materials, electronics technology and software for use in neurological monitoring applications during surgical and diagnostic procedures. We sell our products for use in hospitals, clinics and physicians' offices domestically and internationally. Our current principal product focus is our Patient State Analyzer, or PSA4000, an innovative system for monitoring brain activity during anesthesia.

    Our initial products, which were commercially introduced in 1994, are our e-Net headpiece and disposable HydroDot biosensors, which are based upon our proprietary HydroGel technology, and its custom electronics. These products are packaged as the HydroDot NeuroMonitoring System, which was developed and is sold for brain monitoring applications, such as clinical electroencephalograph, or EEG, procedures. The system is marketed and sold as a safer, lower cost alternative to current EEG data collection technology. The system connects and interfaces to the standard input on all conventional EEG instruments currently in use worldwide, yet offers reduced patient setup time, more reliable data readings, and enhanced patient comfort and safety. The Company intends to either license the HydroDot NeuroMonitoring System to another company or transition out of the business.

    PATIENT STATE ANALYZER. The Patient State Analyzer (PSA4000) provides a simplified, user-friendly analysis of patient brain activity during surgical procedures involving general anesthesia. Currently, such monitoring is used only in a small percentage of all such procedures, primarily during high-risk interventions such as cardiology and neurology surgeries. Traditional EEG devices also require a neurologist to interpret their data output. As a result, anesthesiologists are reluctant to use EEG monitoring during other surgical procedures, despite the potential benefits offered by brain monitoring, such as improved patient safety, shorter patient recovery times, and lower overall costs per procedure.

    We have shown in clinical studies that monitoring patients' brain activity during surgery with the Patient State Analyzer will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of postoperative recovery time required, and eliminate the requirement of a neurologist or specialized technologists to interpret EEG results during surgery. We believe that these benefits create the opportunity for the Patient State Analyzer to become the standard of care during surgical interventions using general anesthesia. The product received 510(k) clearance from the FDA in June 2000. We will market the Patient State Analyzer in the United States through Baxter Healthcare Corporation.

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

    The table below summarizes the products currently offered by us, the products we are developing, the markets served by these products and their present development and/or commercialization status:

                                                                      DEVELOPMENT/
                                                                    COMMERCIALIZATION
           PRODUCT                      DESCRIPTION                      STATUS
           -------                      -----------                      ------
PATIENT STATE ANALYZER         Intraoperative EEG monitoring  Commercial sales
                               system
HYDRODOT NEUROMONITORING
SYSTEM
      E-Net                    EEG headpiece                  Commercial sales

      Small e-Net              EEG headpiece for children     Commercial sales

      OR e-Net                 EEG headpiece for operating    Commercial sales
                               room Applications

      HydroDot biosensors      Disposable biosensors for use  Commercial sales
                               with e-Nets

HYDROSPOT BIOSENSORS           Disposable biosensors          Commercial sales
                               attached to lead wires

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

    There are approximately 42 million surgical interventions performed annually worldwide under general anesthesia according to Frost and Sullivan. This represents a large market opportunity for the PSA4000. The Company has developed the Patient State Analyzer to address this market. Currently, anesthesiologists measure heart, breathing rates, as well as other physiological changes, to monitor the effect of anesthesia on patients. However, the brain, the organ which anesthetic drugs affect the earliest, is generally not directly monitored. Nevertheless, in several types of surgical procedures, including high-risk cardiology and vascular surgical procedures, brain monitoring is recognized by clinicians as particularly important. Routine monitoring of brain functions during surgery can result in earlier detection of abnormalities that, if left undetected, could result in serious surgical and post surgical complications. Such monitoring can also potentially reduce costs and postoperative recovery times by enabling a reduction in the amount of anesthesia used during the surgical procedure, which would enable patients to emerge from the effects of the anesthesia and be ambulatory more quickly following the procedure. In addition, anesthesiologists are typically not familiar with conventionally produced EEG test results, and a neurologist must therefore be on hand to interpret EEG test information. The Company believes that the availability of a low cost, easy to use monitoring device such as the Patient State Analyzer could substantially increase brain monitoring during surgical procedures involving general anesthesia.

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

    A traditional EEG procedure takes an average of about 60 minutes, of which about 30 minutes is made up of actual recording time. The traditional EEG is extremely sensitive to patient movement, sweating, electrical interference and muscle tension; any of these may make a tracing uninterpretable. For most of the actual recording, the patient must lie calmly with their eyes closed. Additional studies which most laboratories routinely perform include recording during hyperventilation and photic simulation with a repetitive flash. For many tracings, subjects are encouraged to fall asleep, if they can. Some laboratories induce sleep with oral chloral hydrate.

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

BUSINESS STRATEGY

    The Company's objective is to become the leader in the design, development and commercialization of anesthesia monitoring technology. Key elements of the Company's strategy include the following:

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

    - BROADEN MARKETING CHANNELS. The Company has already established a strategic relationship with Baxter Healthcare Corp. for distribution of its PSA 4000 in the United States. The Company will seek to secure an exclusive partner for distribution in major international markets, principally Europe and Japan.

    - OUTSOURCE MANUFACTURING TO CONTROL COSTS. The Company outsources many manufacturing processes to qualified contract manufacturers to control costs, maintain quality and reduce capital investment, while retaining control over key proprietary processes for certain components of its products.

PRODUCTS AND TECHNOLOGY

    PATIENT STATE ANALYZER (PSA4000). Physiometrix developed the Patient State Analyzer ("PSA") for brain monitoring in the operating room. The PSA is expected to utilize a single use Disposable Appliance to record EEG for continuous analysis by the PSA. The PSA is being designed to extract data known to be sensitive to the functional level of each region of the brain, the adequacy of blood supply and the interaction of each region with neighboring regions on the opposite side of the brain. Based on such measurements, statistical procedures will be used to deliver an analysis of the data into a measurement for monitoring the effects of anesthesia. During intraoperative procedures, the PSA will constantly monitor data and alert the anesthesiologist as to changes in the patient's state of consciousness. The PSA will provide the anesthesiologist with a readout regarding the patient's ideal anesthetized state.

    Traditionally, the anesthesiologist has had three objectives:

    - put the patient to sleep

    - prevent patient response to pain

    - ensure that the patient does not move during surgery

    Typically, a combination of drugs is used to accomplish this, including analgesics to block pain, drugs to induce unconsciousness and muscle relaxants to immobilize the patient. Current anesthesia practice is not always successful, however. Cases of surgical awareness are reported each year and, while fewer in number, deaths during general anesthesia also occur. Other known issues related to overmedication include nausea and exceptionally long recovery room time.

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

    The Company believes that monitoring patient's brain activity during surgery will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of postoperative recovery time required.

    There is also a market opportunity for the use of awareness monitoring during the administration of sedation to patients--in recovery rooms and during certain diagnostic and therapeutic procedures which are performed outside the OR. The Company is ready to adopt its technology to any modular monitoring system now in use in operating rooms around the world.

    The PSA consists of portions of the Company's Equinox EEG hardware with a single use version of the e-Net in place of the standard e-Net and an 8-channel preamplifier input. Software includes testing electrode impedance, amplifier calibration, EEG collection, quantitative analysis after artifact removal (brain wave abnormalities resulting from external stimulation, eye blinking or muscle movement), display and storage. The capability to construct group norms for a particular procedure will be provided, so the user can build criteria for the typical patient.

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

    HYDRODOT DISPOSABLE BIOSENSORS. The HydroDot biosensors are disposable and are used in lieu of conventional cup electrodes to acquire EEG signals from a patient. The biosensors are packaged in ready-to-use sealed trays of 24 sensors. Minimal skin preparation and no collodion are required when the sensors are inserted into the sockets on the e-Net. When the e-Net is removed after completion of an EEG examination, the sensors leave no residue on the scalp. The HydroDot biosensors provide high signal quality through the incorporation of a silver/silver chloride reference and an adhesive proprietary hydrogel material that conforms to the scalp. Because the HydroDot biosensors are disposable, they can be used on patients with contagious diseases and discarded, thereby reducing the risk of spreading infectious disease. Their key competitive features are ease of use, reduced risk of infection, cleanliness, improved signal quality and increased safety. The HydroDot biosensors are sold in 20-tray cases for $180.00.

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

MARKETING AND DISTRIBUTION

    The Company selected Baxter Healthcare Corporation, a major medical products company with substantial experience and capabilities in sales of capital equipment to hospitals, anesthesiologists and other potential users of brain monitoring systems, as its exclusive distribution partner in the United States for the Patient State Analyzer. The Company currently intends to increase its sales force moderately to market the Patient State Analyzer in conjunction with Baxter and to secure an exclusive partner for distribution in major international markets, principally Europe and Japan.

RESEARCH AND DEVELOPMENT

    Physiometrix research and development activities are performed by the Company's internal research and development staff, whose activities are augmented by the use of outside consultants for particular projects and areas of specialization. The Company has retained consultants for hardware and software design and clinical evaluation and development of the Patient State Analyzer. The Company's future research and development efforts are expected to be focused on continued development of the Patient State Analyzer and related product enhancements and extensions.

    Research and development expenses for the years ended December 31, 1998, 1999 and 2000 were $4,108,451, $2,153,956 and $2,775,324 respectively, none of which was customer funded.

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

    The Company manufactures its products in conformance with FDA's Good Manufacturing Practices (GMPs). The Company is ISO 9001 certified and Certified Europe (CE)-marked which are required for sale of its products in Europe. Any failure by the Company to remain in compliance with the GMPs or comply with ISO 9001 standards could have a material adverse effect on the Company's business, financial condition and results of operation.

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

COMPETITION

    The Company believes that the primary competitive factors in the market for neurological monitoring devices are the ability to provide products that can improve clinical efficacy, reduce patient setup time, and contribute to improvement of laboratory operating efficiencies. The Company believes that the innovations it has developed in the field of neurology monitoring can potentially afford it a competitive advantage. There is currently one other company, Aspect Medical, that has a commercial product for brain monitoring during anesthesia similar to the Patient State Analyzer.

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

GOVERNMENT REGULATION

    UNITED STATES

    The Company's HydroDot NeuroMonitoring System, including its family of e-Nets, and HydroDot biosensors, HydroSpot, Patient State Analyzer and other potential products are and will be regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (E.G., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP"). Class II devices are subject to general controls and to special controls (E.G., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (E.G., life sustaining, life supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. FDA also has the authority to require clinical testing of Class I and Class II devices. A premarket approval ("PMA") application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class II device for which FDA has called for such applications.

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

    The Company received clearance of 510(k) premarket notification from the FDA to market the PSA4000, HydroDot NeuroMonitoring System, HydroSpot and Equinox EEG System for EEG monitoring and the EP System for certain external defibrillation applications and RF return during electrosurgical procedures where a combination of defibrillation and RF return indications is required.

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

    INTERNATIONAL

    International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The Company has obtained necessary regulatory approvals in certain European countries and will continue to seek approval in Japan in connection with future marketing and sales efforts.

    In connection with future sales in the European market, the Company implemented policies and procedures which allowed the Company's manufacturing and quality assurance processes to receive ISO 9001 certification. ISO 9001 standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules which require that medical products receive by mid 1998 the CE mark, an international symbol of quality and compliance with applicable European medical device directives.

THIRD PARTY REIMBURSEMENT

    In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as the Company's products, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. Reimbursement for neurophysiological monitoring procedures performed using devices that have received FDA clearance or approval has generally been available in the United States. The Company anticipates that in a capitated payment system, such as the Diagnostically Related Group (DRG) system utilized by Medicare and many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products.

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

EMPLOYEES

    As of December 31, 2000, the Company had 48 full time employees. Of these employees, 10 were engaged in research and development activities, 16 in manufacturing and manufacturing engineering, 8 in quality assurance and regulatory affairs, 8 in sales and marketing, and 6 in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

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

    WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE FUTURE, AND WE CANNOT ASSURE YOU THAT WE WILL EVER BECOME PROFITABLE

    We have incurred net losses in each year since inception. We expect to increase our research and development, sales and marketing and general and administrative expenses in future periods. We will spend these amounts before we receive any incremental revenue from these efforts. Therefore, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses. Failure to become and remain profitable may depress the market price of our common stock and our ability to raise capital and continue our operations.

    WE HAVE A LIMITED OPERATING HISTORY THAT YOU MAY USE TO ASSESS OUR PROSPECTS, AND WE HAVE NO OPERATING EXPERIENCE OR HISTORY RELATED TO THE PSA SYSTEM, OUR CURRENT PRINCIPAL PRODUCT.

    We have a limited history of operations. Since our inception in January 1990, we have been primarily engaged in research and development of neurophysiological monitoring products. To date, we have sold only a small number of units of our HydroDot NeuroMonitoring System and these sales have generated only limited revenues. Furthermore, these products are not central to our core business, which relates to the development and commercialization of the PSA system. We have had limited revenues from commercial sales of the PSA system. Accordingly, our historical results of operations may be of limited utility in evaluating our future prospects. In addition, we do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability. Whether we can successfully manage the transition to a larger scale commercial enterprise will depend upon the successful development of our manufacturing capability, the development of our marketing and distribution network, obtaining U.S. FDA and foreign regulatory approvals for future products and other potential products and strengthening our its financial and management systems, procedures and controls. With respect to our PSA system, we will need to develop in collaboration with third parties, a sales and marketing effort targeted towards anesthesiologists, rather than neurologists to whom we have previously marketed our products. Accordingly, due to the significant change in our business associated with the PSA, our historical financial information is of limited utility in evaluating our future prospects, and we cannot assure that we will be able to achieve or sustain revenue growth or profitability.

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

    WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES TO DATE, AND OUR FUTURE OPERATING RESULTS COULD FLUCTUATE SIGNIFICANTLY

    We have experienced significant operating losses since inception and, as of December 31, 2000 had an accumulated deficit of approximately $34.1 million. The development and commercialization of the PSA system and other new products, if any, will require substantial development, clinical, regulatory and other expenditures. We expect our operating losses to continue for at least the next year as we continue to expend substantial resources to expand marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, including particularly if the PSA system is able to garner market acceptance. In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

    WE MAY NEED ADDITIONAL FUNDS, AND SUCH FUNDS MAY NOT BE AVAILABLE ON COMMERCIALLY REASONABLE TERMS WHEN WE NEED THEM

    We plan to continue to expend substantial funds for obtaining regulatory approvals, expansion of sales and marketing activities and research and development. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business. Although we believe that our existing cash reserves will be sufficient to meet our operating and capital requirements during the next 12 months, we may require additional financing within this time frame. Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory matters, and the extent to which the PSA system gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

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

    OUR BUSINESS ENTAILS THE RISK OF PRODUCT LIABILITY CLAIMS, AND THESE CLAIMS COULD HARM OUR FINANCIAL CONDITION AND OUR ABILITY TO MAINTAIN INSURANCE COVERAGE

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

    ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW COULD PREVENT OR DELAY TRANSACTIONS THAT STOCKHOLDERS MAY FAVOR

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

ITEM 2. PROPERTIES

    The Company leases an approximately 15,600 square foot facility in North Billerica, Massachusetts. This facility includes manufacturing, laboratory and office space. The facility is leased through November 14, 2003. The Company believes these facilities will be adequate to meet its current and reasonably anticipated future requirements.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol PHYX. During all of 1999 and through June 11, 2000, the Company's Common Stock was traded on the over-the-counter bulletin board. The number of record holders of the Company's Common Stock at January 31, 2001 was 81. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

    The Company completed an initial public offering of 2,000,000 shares of Common Stock in April 1996. On February 29, 2000, the Company closed a private placement of 2,080,340 shares of Common Stock. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

    Quarterly high and low stock prices are as follows:

                      QUARTER ENDED                           HIGH       LOW
                      -------------                         --------   --------
March 31, 2001............................................   16.375      4.750

                      QUARTER ENDED                           HIGH       LOW
                      -------------                         --------   --------
March 31, 2000............................................  $23.938    $ 3.875
June 30, 2000.............................................  $24.000    $ 9.500
September 30, 2000........................................  $28.000    $20.250
December 31, 2000.........................................  $25.500    $12.625

                      QUARTER ENDED                           HIGH       LOW
                      -------------                         --------   --------
March 31, 1999............................................  $ 1.313    $ 0.625
June 30, 1999.............................................  $ 1.375    $ 0.500
September 30, 1999........................................  $ 1.188    $ 0.500
December 31, 1999.........................................  $ 3.688    $ 0.469

ITEM 6. SELECTED FINANCIAL DATA

                                                    YEAR ENDED DECEMBER 31,
                            ------------------------------------------------------------------------
                                1996           1997           1998           1999           2000
                            ------------   ------------   ------------   ------------   ------------
STATEMENTS OF OPERATIONS
DATA:
Revenues..................  $    413,698   $  1,006,381   $    596,535   $    362,848   $  2,466,595
Costs and expenses:
  Cost of products sold...     1,189,510      1,925,316      2,151,889        796,346      2,957,652
  Research and
    development...........     1,189,336      2,500,601      4,108,451      2,153,956      2,775,324
    Selling, general and
      administrative......     1,652,596      2,739,423      1,935,941        985,559      2,595,554
Equipment write-off.......            --             --        337,648             --             --
                            ------------   ------------   ------------   ------------   ------------
                               4,031,442      7,165,340      8,533,929      3,935,861      8,328,530
                            ------------   ------------   ------------   ------------   ------------
Operating loss............    (3,617,744)    (6,158,959)    (7,937,394)    (3,573,013)    (5,861,935)
Interest income...........       683,461        788,878        406,677        135,656      1,139,802
Interest expense..........       (90,090)       (23,016)            --             --             --
                            ------------   ------------   ------------   ------------   ------------
Net loss..................  $ (3,024,373)  $ (5,393,097)  $ (7,530,717)  $ (3,437,357)  $ (4,722,133)
                            ============   ============   ============   ============   ============
Basic and diluted net loss
  per common share........  $       (.80)  $       (.96)  $      (1.33)  $       (.60)  $       (.60)
                            ============   ============   ============   ============   ============
Shares used in computing
  basic and diluted net
  loss per common share...     3,766,494      5,615,360      5,678,644      5,768,094      7,812,544
                            ============   ============   ============   ============   ============

                                                          DECEMBER 31,
                            ------------------------------------------------------------------------
                                1996           1997           1998           1999           2000
                            ------------   ------------   ------------   ------------   ------------
Cash, cash equivalents and
  short-term
  investments.............  $ 18,146,248   $ 11,588,286   $  4,589,585   $  1,365,002   $ 21,850,127
Working capital...........    16,990,259     11,555,124      4,454,151      1,163,810     22,426,459
Total assets..............    19,151,982     13,376,170      5,201,374      1,853,759     25,096,179
Accumulated deficit.......   (13,001,087)   (18,394,184)   (25,924,901)   (29,362,258)   (34,084,391)
Total stockholders'
  equity..................    17,575,615     12,310,052      4,851,264      1,463,525     22,983,557

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

OVERVIEW

    Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products which incorporate proprietary materials and electronics technology are used in neurological monitoring applications. The Company's initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company also has two additional neurological monitoring products, the Equinox EEG System which was commercially introduced in February 1997 and discontinued in June 1998 and the Patient State Analyzer (PSA) which received FDA 510(k) approval on June 30, 2000. The Company began shipments of the PSA in the third quarter of 2000 to Baxter Healthcare Corporation, our exclusive U.S. distribution partner.

    Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of December 31, 2000, the Company had an accumulated deficit of approximately $34.1 million. The Patient State Analyzer and the HydroDot NeuroMonitoring System are currently the Company's principal commercial products. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. For the year ended December 31, 2000, substantially all of the Company's sales were to Baxter Healthcare Corporation. There can be no assurance the Company will achieve significant commercial revenues or profitability.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 2000 AND 1999

    REVENUES

    Revenues increased 580% to $2,467,000 for the year ended December 31, 2000 from $363,000 for the year ended December 31, 1999. This increase is primarily due to the Company's distribution agreement with Baxter Healthcare Corporation entered into in 2000, which resulted in sales of 460 units of the Patient State Analyzer, which began during the third quarter of 2000. Sales of the Company's HydroDot NeuroMonitoring products were relatively unchanged compared with the previous year. The Company continues to explore options to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business.

    COST OF PRODUCTS SOLD

    Cost of goods sold increased 271% to $2,958,000 for the year ended
December 31, 2000 from $796,000 for the year ended December 31, 1999. This increase was primarily due to product costs of the Patient State Analyzer, which began during the third quarter of 2000, and additional headcount and expenses in the manufacturing group.

    GROSS MARGIN DEFICIT

    The gross margin deficit results from costs of the product and the level of headcount and overhead required in the Company's manufacturing group. The gross margin produced by our current products at the current sales volume is not sufficient to cover these expenses. We began shipments of the Patient State Analyzer in September 2000 and will not achieve positive gross margin until at least fiscal year 2001. The Patient State Analyzer will be the main product that provides gross margin going forward.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consisting principally of headcount related expenses, consulting fees and clinical trial expenses increased 29% to $2,775,000 for the year ended December 31, 2000 from $2,154,000 for the year ended December 31, 1999. This increase is primarily the result of outside consulting related to the analysis of the data from the prospective study of the Patient State Analyzer, stock option compensation expense and continued development of future product offerings related to the Patient State Analyzer. The Company filed a 510(k) submission to the FDA on March 31, 2000 and received 510(k) approval for the Patient State Analyzer on June 30, 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 163% to $2,596,000 for the year ended December 31, 2000 from $986,000 for the year ended
December 31, 1999. This increase is due to expenses related to relisting on the Nasdaq National Market, headcount related expenses, costs associated with investor relations, professional fees and marketing expenses incurred related to the commercialization of the Patient State Analyzer.

    INTEREST INCOME AND EXPENSE:

    Interest income increased $1,004,000 to $1,140,000 for the year ended December 31, 2000 from $136,000 for the year ended December 31, 1999. This was due to higher average cash balances available for investment in 2000 as a result of a private placement of the Company's common stock during the first quarter of 2000 which raised $21.4 million in net proceeds and warrant exercises which raised $4.4 million during the year.

    INCOME TAXES:

    The Company has experienced operating losses since inception and therefore has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2000 and 1999, have been established in each period to reflect these uncertainties.

    At December 31, 2000, the Company had federal net operating loss carry-forwards of $23,000,000 and research and development tax credit carry-forwards of $607,000, that will expire in varying amounts through 2020, if not utilized. Utilization of net operating loss and tax credit carry-forwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before full utilization.

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

    COST OF PRODUCTS SOLD

    Cost of products sold decreased 63% to $796,000 for the year ended
December 31, 1999 from $2,152,000 for the year ended December 31, 1998. This decrease was primarily due to headcount reductions due to discontinuance of the Company's Equinox product line and lower sales volume of Equinox and HydroDot NeuroMonitoring products. The Company intends to either license the HydroDot NeuroMonitoring System to another company or transition out of the business.

    GROSS MARGIN DEFICIT

    The gross margin deficit results from fixed headcount and overhead in the quality assurance and manufacturing groups. The gross margin produced by the HydroDot NeuroMonitoring business does not provide enough sales volume to cover these fixed expenses. Gross margin percentage related to the HydroDot NueroMonitoring business in 1999 was slightly higher compared with gross margin produced in 1998. Pricing of the product did not change in 1999 but material costs of the product were lower than 1998. In 1998, the Company wrote down the HydroDot NueroMonitoring inventory to reflect the net realizable value. The Company intends to either license the technology to another company or transition out of the business.

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

    INTEREST INCOME AND EXPENSE:

    Interest income decreased $271,000 to $136,000 for the year ended December 31, 1999 from $407,000 for the year ended December 31, 1998 due to lower average cash balances available for investment in 1999 versus 1998.

    INCOME TAXES:

    The Company has experienced operating losses since inception and therefore has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1999 and 1998, have been established in each period to reflect these uncertainties.

    At December 31, 1999, the Company had federal net operating loss carry-forwards of $21,300,000 and R&D tax credit carry-forwards of $469,000, that will expire in varying amounts through 2019, if not utilized. Utilization of net operating loss and tax credit carry-forwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before full utilization.

SELECTED QUARTERLY FINANCIAL DATA:

                                                        QUARTER ENDED
                       --------------------------------------------------------------------------------
                       MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,
                         1999        1999          1999            1999          2000          2000
                       ---------   ---------   -------------   ------------   -----------   -----------
Revenues.............  $118,379    $  82,230     $  84,231     $    78,008    $    87,243   $    91,662
Cost of products
  sold...............   213,071      192,172       178,851         212,252        224,631       252,476
Operating loss.......  (877,709)    (826,700)     (750,120)     (1,118,484)    (1,465,813)   (1,094,579)
Net loss.............  (832,855)    (790,075)     (719,237)     (1,095,190)    (1,349,275)     (780,122)
Basic and diluted net
  loss per share.....    $(0.15)      $(0.14)       $(0.12)         $(0.19)        $(0.21)       $(0.10)

                              QUARTER ENDED
                       ----------------------------
                       SEPTEMBER 30,   DECEMBER 31,
                           2000            2000
                       -------------   ------------
Revenues.............   $   907,120    $ 1,380,570
Cost of products
  sold...............     1,011,310      1,469,235
Operating loss.......    (1,575,876)    (1,725,667)
Net loss.............    (1,234,388)    (1,358,348)
Basic and diluted net
  loss per share.....        $(0.15)        $(0.16)

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, the Company's cash, cash equivalents and short-term investments were $21,850,000 as compared to $1,365,000 at December 31, 1999.

    The Company's operating activities used cash of $5,129,000 in the year ended December 31, 2000 as compared to $3,268,000 in the year ended December 31, 1999. The $1,861,000 increase in net cash used in 2000 compared to 1999 was primarily the result of the increased net loss of the Company, increased accounts receivable due to shipments of the Patient State Analyzer and increased inventory of the Patient State Analyzer. These increases were partially offset by an increase in accounts payable and accrued expenses as well as the effect of non-cash stock compensation expense.

    Net cash used by investing activities in the year ended December 31, 2000 was $18,807,000, as compared with $6,000 used in the year ended December 31, 1999. The increase was due to the net purchases of short term investments by the Company as a result of the $21.4 million in net proceeds raised in the private placement of the Company's common stock during the first quarter of 2000 and warrant exercises, which raised $4.4 million during the year.

    The Company's financing activities provided cash of $25,970,000 in the year ended December 31, 2000 as compared to $50,000 of cash provided in the year ended December 31, 1999. During the first quarter of 2000, the Company completed a private placement of common stock that raised $21.4 million in net proceeds. As part of the private placement, the Company issued warrants to purchase 624,102 shares of common stock at $14.04 per share. A total of 345,858 of warrants were exercised for $4.4 million in proceeds during the year.

    The Company's principal source of liquidity at December 31, 2000 consists of cash, cash equivalents and short-term investments in the amount of $21.9 million. On February 29, 2000, the Company issued common stock totaling $21.4 million in net proceeds to the Company. On June 12, 2000, the Company's stock was re-listed on the Nasdaq National Market. The Company believes it has the necessary cash and cash equivalents on hand to fund its operations for more than a year from March 31, 2001.

    The Company believes that the success of the Patient State Analyzer is the most critical component to the Company's ability to become profitable. The Company completed its pivotal study on January 5, 2000. A 510(k) was submitted to the FDA on March 31, 2000 and the Company received FDA 510(k) approval on June 30, 2000. The Company signed a distribution agreement with Baxter Healthcare Corporation on May 31, 2000 for exclusive distribution rights in the United States. The Company shipped the first units of the Patient State Analyzer during the third quarter of 2000. The Company believes that it has one commercial competitor for the PSA. The Company believes it will be able to successfully compete against them in the marketplace, although it has no assurance that it will be able to do so.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be held June 1, 2001 and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to directors is incorporated by reference to the information under the caption "PROPOSAL NO. 1 ELECTION OF DIRECTORS" in the Proxy Statement.

    The executive officers of the Registrant, who are elected by the board of directors, are as follows:

NAME                               AGE                        POSITION
----                             --------                     --------
John A. Williams...............     53      President, Chief Executive Officer and
                                            Director
Daniel W. Muehl................     38      Vice President of Finance & Administration
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) 1. FINANCIAL STATEMENTS

       The following Financial Statements of Physiometrix, Inc. and Report of Ernst & Young LLP, Independent Auditors are in this Form 10-K.

                                                                            PAGE
                                                                          --------
            Report of Independent Auditors..............................    F-1
            Balance Sheets at December 31, 1999 and 2000................    F-2
            Statements of Operations for the Years Ended December 31,
              1998, 1999 and 2000.......................................    F-3
            Statements of Cash Flows for the Years Ended December 31,
              1998, 1999 and 2000.......................................    F-4
            Statements of Stockholders' Equity for the Years Ended
              December 31, 1998, 1999 and 2000..........................    F-5
            Notes to Financial Statements...............................    F-6

       2. FINANCIAL STATEMENT SCHEDULES

       All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

       3. EXHIBITS

       Refer to (c) below.

    (B) REPORTS ON FORM 8-K

       The Company was not required to and did not file any reports on Form 8-K during the year ended December 31, 2000.

    (C) EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
       3.1(1)           Restated Certificate of Incorporation of the Company.
       3.2(1)           Bylaws of the Company, as amended.
       4.1(1)           Specimen Common Stock Certificate.
       4.2(1)           Form of Warrant Agreement between the Company and Cruttenden
                        Roth Incorporated, with form of Warrant attached
      10.1(1)           Form of Indemnification Agreement between the Company and
                        each of its directors and officers.
      10.2(1)           1991 Incentive Stock Plan and Form of Stock Option Agreement
                        thereunder.
      10.3(2)           1996 Director Option Plan.
      10.4(2)           1996 Employee Stock Purchase Plan and forms of agreements
                        thereunder.
      10.5(1)           Lease dated October 11, 1994 between the Company and Yvon
                        Cormier, Trustee of YCEE Investment Trust, for a facility
                        located at Five Billerica Park, 101 Billerica Avenue, North
                        Billerica, Massachusetts 01862.
      10.6(1)           Restated Shareholder Rights Agreement dated June 24, 1994
                        between the Company and certain holders of the Company's
                        securities.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
      10.7(3)           Stock Purchase Agreement dated February 29, 2000 between the
                        Registrant and the purchasers of common stock of the
                        Registrant named therein, including form of Stock Purchase
                        Warrant and other exhibits thereto.
      10.8(4)           Strategic Alliance and Exclusive Distribution Agreement
                        dated May 31, 2000 by and between the Company and Baxter
                        Healthcare Corporation.
      10.9              Amendment A to Strategic Alliance and Exclusive Distribution
                        Agreement dated May 31, 2000.
      10.10             Amendment B to Strategic Alliance and Exclusive Distribution
                        Agreement dated May 31, 2000.
      10.11             2000 Supplemental Stock Plan.
      23.1              Consent of Ernst & Young LLP, Independent Auditors.
      24.1              Power of Attorney. Reference is made to page F-12
      27.1              Financial Data Schedule-2000 Year-End

------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33302138) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 33316525) and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 33333660) and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Form 10-Q, Q3 2000 and incorporated herein by reference.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Physiometrix, Inc.

    We have audited the accompanying balance sheets of Physiometrix, Inc. as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physiometrix, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 31, 2001

                               PHYSIOMETRIX, INC.
                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,365,002   $  3,399,310
  Short-term investments....................................            --     18,450,817
  Accounts receivable, net of allowance of $25,000 in 1999
    and
    $5,074 in 2000 for doubtful accounts....................        41,209      1,342,076
  Inventory.................................................        31,916      1,010,466
  Prepaid expenses..........................................       115,917        336,412
                                                              ------------   ------------
    Total current assets....................................     1,554,044     24,539,081
Equipment, net..............................................       209,397        460,276
Due from officer............................................        84,000         84,000
Other assets................................................         6,318         12,822
                                                              ------------   ------------
  Total assets..............................................  $  1,853,759   $ 25,096,179
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     62,305   $  1,072,527
  Accrued expenses..........................................       327,929      1,040,095
                                                              ------------   ------------
    Total current liabilities...............................       390,234      2,112,622

Commitments and contingencies

Stockholders' equity
  Preferred stock: $.001 par value; 10,000,000 shares
    authorized; none issued.................................            --             --
  Common stock: $.001 par value, 50,000,000 shares
    authorized; 5,818,383 shares in 1999 and 8,416,182
    shares in 2000 issued and outstanding...................         5,818          8,416
  Additional paid-in capital................................    30,819,965     57,448,021
  Deferred compensation.....................................            --       (388,489)
  Accumulated deficit.......................................   (29,362,258)   (34,084,391)
                                                              ------------   ------------
Total stockholders' equity..................................     1,463,525     22,983,557
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $  1,853,759   $ 25,096,179
                                                              ============   ============

                            See accompanying notes.

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1998          1999          2000
                                                         -----------   -----------   -----------
Revenues...............................................  $   596,535   $   362,848   $ 2,466,595
Costs and expenses:
  Cost of products sold................................    2,151,889       796,346     2,957,652
  Research and development.............................    4,108,451     2,153,956     2,775,324
  Selling, general and administrative..................    1,935,941       985,559     2,595,554
  Equipment write-offs.................................      337,648            --            --
                                                         -----------   -----------   -----------
                                                           8,533,929     3,935,861     8,328,530
                                                         -----------   -----------   -----------
Operating loss.........................................   (7,937,394)   (3,573,013)   (5,861,935)
Interest income........................................      406,677       135,656     1,139,802
                                                         -----------   -----------   -----------
Net loss...............................................  $(7,530,717)  $(3,437,357)  $(4,722,133)
                                                         ===========   ===========   ===========
Basic and diluted net loss per common share............  $     (1.33)  $      (.60)  $      (.60)
                                                         ===========   ===========   ===========
Shares used in computing basic and diluted net loss per
  common share.........................................    5,678,644     5,768,094     7,812,544
                                                         ===========   ===========   ===========

                            See accompanying notes.

                               PHYSIOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           1998           1999          2000
                                                       -------------   -----------   -----------
OPERATING ACTIVITIES:
Net loss.............................................  $  (7,530,717)  $(3,437,357)  $(4,722,133)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization......................        166,824       103,262       104,809
  Stock-based compensation in connection with
    issuance of stock options to consultants.........         21,300            --       158,859
  Issuance of common stock for services..............             --            --       113,553
  Equipment write-offs...............................        337,648            --            --
  Changes in operating assets and liabilities:
    Accounts receivable..............................        223,794        46,191    (1,300,867)
    Inventories......................................        640,131       (31,916)     (978,550)
    Prepaid expenses and other assets................        (43,445)       11,359      (226,999)
    Accounts payable and accrued expenses............       (716,008)       40,124     1,722,388
                                                       -------------   -----------   -----------
Net cash used in operating activities................     (6,900,473)   (3,268,337)   (5,128,940)

INVESTING ACTIVITIES:
Purchase of equipment................................       (148,857)       (5,864)     (355,688)
Purchase of short-term investments...................   (103,269,408)           --   (57,587,450)
Proceeds from maturity of short-term investments.....    105,753,547            --    39,136,633
                                                       -------------   -----------   -----------
Net cash provided by (used in) investing
  activities.........................................      2,335,282        (5,864)  (18,806,505)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and
  warrants...........................................         50,629        49,618    25,969,753
                                                       -------------   -----------   -----------
Net cash provided by financing activities............         50,629        49,618    25,969,753
                                                       -------------   -----------   -----------
Net increase (decrease) in cash and cash
  equivalents........................................     (4,514,562)   (3,224,583)    2,034,308
Cash and cash equivalents at beginning of year.......      9,104,147     4,589,585     1,365,002
                                                       -------------   -----------   -----------
Cash and cash equivalents at end of year.............  $   4,589,585   $ 1,365,002   $ 3,399,310
                                                       =============   ===========   ===========

                            See accompanying notes.

                               PHYSIOMETRIX, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    COMMON STOCK                                                        TOTAL
                                                --------------------     DEFERRED        PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                                 SHARES      AMOUNT    COMPENSATION      CAPITAL       DEFICIT         EQUITY
                                                ---------   --------   -------------   -----------   ------------   -------------
Balance at December 31, 1997..................  5,640,825    $5,641             --     $30,698,595   $(18,394,184)   $12,310,052
  Issuance of common stock upon exercise of
    options...................................     29,871        30                         18,525                        18,555
  Issuance of common stock under Employee
    Stock Purchase Plan.......................     36,670        36                         32,038                        32,074
  Stock compensation amortization.............                                              21,300                        21,300
  Net loss....................................                                                        (7,530,717)     (7,530,717)
                                                ---------    ------      ---------     -----------   ------------    -----------
Balance at December 31, 1998..................  5,707,366     5,707             --      30,770,458   (25,924,901)      4,851,264
  Issuance of common stock upon exercise of
    options...................................     22,333        22                          2,477                         2,499
  Issuance of common stock under Employee
    Stock Purchase Plan.......................     88,684        89                         47,030                        47,119
  Net loss....................................                                                        (3,437,357)     (3,437,357)
                                                ---------    ------      ---------     -----------   ------------    -----------
Balance at December 31, 1999..................  5,818,383     5,818             --      30,819,965   (29,362,258)      1,463,525
  Issuance of common stock pursuant to private
    offering, net of issuance costs of
    $1,074,423................................  2,080,340     2,081                     21,390,808                    21,392,889
  Issuance of common stock....................    172,101       172                        280,903                       281,075
  Issuance of common upon exercise of
    warrants, net of issuance costs of
    $133,375..................................    345,358       345                      4,408,997                     4,409,342
  Issuance of options to purchase common stock
    to consultants............................                            (547,348)        547,348                            --
  Stock compensation amortization.............                             158,859                                       158,859
  Net loss....................................                                                        (4,722,133)     (4,722,133)
                                                ---------    ------      ---------     -----------   ------------    -----------
Balance at December 31, 2000..................  8,416,182    $8,416      $(388,489)    $57,448,021   $(34,084,391)   $22,983,557
                                                =========    ======      =========     ===========   ============    ===========

                            See accompanying notes.

                               PHYSIOMETRIX, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  COMPANY DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Physiometrix, Inc. (the "Company") is engaged in the development, manufacturing and marketing of medical devices for use in neurodiagnostic monitoring in health care. In 2000, the Company received FDA 510-k approval to sell its Patient State Analyzer product in the United States and entered into a distribution agreement with Baxter Healthcare Corporation, the Company's primary customer. During 1998, the Company decided to discontinue the sale of products ancillary to the Company's core technology to devote all of its resources to the introduction of the Patient State Analyzer (PSA).

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents consist principally of United States Treasury bills and certificates of deposit with maturities of three months or less at the date of purchase. In addition, the Company has certain investments in commercial paper, U.S. government agencies and debt securities, which do not meet the definition of cash equivalents and have been classified as short-term investments, and mature within one year.

CONCENTRATION OF CREDIT RISK

    One customer accounted for 98% and 44% of accounts receivable at December 31, 2000 and 1999, respectively, and 88% of 2000 revenues and 9% of 1999 revenues. The Company has specifically evaluated the creditworthiness of its major customer and otherwise generally reviews the creditworthiness of its other customers prior to shipment and establishes its allowance for doubtful accounts based on certain factors including ongoing creditworthiness. The Company does not require collateral for its accounts receivable.

EQUIPMENT

    Equipment is recorded at cost and is depreciated using the straight-line method over its estimated useful life of three to five years.

REVENUE RECOGNITION

    The Company recognizes revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment.

STOCK-BASED COMPENSATION

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

NET LOSS PER COMMON SHARE

    Basic net loss per share represents net loss divided by weighted average shares outstanding. Diluted earnings per share are not presented as the Company has generated net losses in 1998, 1999 and 2000.

ACCOUNTING PRONOUNCEMENTS

    In June 1998, SFAS 133, "Accounting For Derivative Instruments and Hedging Activities" was issued which is effective for fiscal year 2001. The Company believes that the adoption of this statement is not expected to have a material impact on the Company's financial statements.

    The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101) in the fourth quarter of 2000 and its adoption did not have any impact on the Company's financial statements.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (the Interpretation). This Interpretation clarifies how companies should apply APB 25. The Interpretation is applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. There have been no awards granted by the Company, which resulted in an adjustment as a result of the adoption of this Interpretation.

2.  INVENTORIES

    Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following at December 31:

                                                           1999        2000
                                                         --------   ----------
Purchased components...................................  $28,743    $  986,128
Work in process........................................       --        17,190
Finished units.........................................    3,173         7,148
                                                         -------    ----------
                                                         $31,916    $1,010,466
                                                         =======    ==========

3.  EQUIPMENT

    Equipment consists of the following at December 31:

                                                          1999        2000
                                                        ---------   ---------
Computer equipment....................................  $ 345,631   $ 555,549
Machinery and equipment...............................    245,850     391,620
                                                        ---------   ---------
                                                          591,481     947,169
Accumulated depreciation..............................   (382,084)   (486,893)
                                                        ---------   ---------
                                                        $ 209,397   $ 460,276
                                                        =========   =========

4.  ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31:

                                                          1999        2000
                                                        --------   ----------
Payroll...............................................  $ 77,953   $  334,447
Professional fees.....................................   227,100      209,635
Accrued inventory purchases...........................     5,318      289,144
Other.................................................    17,558      206,869
                                                        --------   ----------
                                                        $327,929   $1,040,095
                                                        ========   ==========

5.  LEASES

    The Company leases its administrative and manufacturing facility under a non-cancelable operating lease which expires in November 2003. Total rent expense was approximately $144,000 in 1998, $144,000 in 1999 and $138,000 in
2000. Future minimum operating lease payments as of December 31, 2000 are $209,695 in 2001, $209,695 in 2002 and $179,212 in 2003.

6.  STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, in one or more series, each of such series to have such rights and preferences, including voting rights, dividends rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

    WARRANTS

    The Company has warrants outstanding to purchase 46,500, 32,563 and 351,201 shares of common stock at $13.20, $6.60 and $14.04 per share respectively, expiring in 2001. At December 31, 2000, 1,667,522 shares of common stock have been reserved for issuance upon exercise of common stock warrants and stock options.

    STOCK OPTION PLANS

    The Company's 1991 Incentive Stock Plan (the Plan) provides for the issuance of incentive and non-statutory common stock options to employees, officers and consultants. The Plan provides for the granting of options to purchase up to 1,500,000 shares of the Company's common stock. Except for non-statutory options, the exercise price of the options granted under the Plan may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant as determined by the Board of Directors. Generally, options granted under the Plan vest over a four-year period and expire ten years from the date of grant.

    The Company's 1996 Director Option Plan (the Director Plan) provides that each non-employee director who becomes a director will be granted a non-statutory option to purchase 15,000 shares of common stock at its then fair market value. Annually thereafter, each non-employee director will be granted a non-statutory option to purchase 5,000 shares of common stock at its then fair market value. All options will vest ratably over four years and expire ten years after date of grant.

    The Company's 2000 Supplemental Stock Plan provides for the granting of non-statutory options to purchase up to 100,000 shares of the Company's common stock. The exercise price of the options granted under this plan may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant as determined by the Board of Directors. Generally, options granted under this plan vest over a four-year period and expire ten years from the date of grant.

    A summary of option activity for the three plans is as follows:

                                                   WEIGHTED                  WEIGHTED                   WEIGHTED
                                                   AVERAGE                   AVERAGE                    AVERAGE
                                                   EXERCISE                  EXERCISE                   EXERCISE
                                        1998        PRICE         1999        PRICE         2000         PRICE
                                    ------------   --------   ------------   --------   -------------   --------
Outstanding at beginning of
  year............................       847,561    $1.51          945,916    $ .87           873,056    $  .86
Granted...........................       592,650     1.21          209,100      .93           419,750     15.35
Canceled..........................      (464,424)    2.47         (259,627)    1.03           (44,770)     1.29
Exercised.........................       (29,871)     .62          (22,333)     .11          (132,101)     1.27
                                    ------------              ------------              -------------
Outstanding at end of year........       945,916    $ .87          873,056    $ .86         1,115,935    $ 6.24
                                    ============    =====     ============    =====     =============    ======
Price range at end of year........  $.04 - $4.00              $.04 - $4.00              $.04 - $24.00
                                    ============              ============              =============
Exercisable at end of year........       574,199    $ .76          587,045    $ .75           560,462    $ 1.01
                                    ============    =====     ============    =====     =============    ======
Available for grant at end of
  year............................       345,776                   396,303                    121,323
                                    ============              ============              =============

    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2000:

       EXERCISE             OPTIONS       OPTIONS
         PRICE            OUTSTANDING   EXERCISABLE
       --------           -----------   -----------
        $  .04 - $  .63      290,013      286,680
        $  .69 - $  .75      295,839      164,853
        $ 1.44 - $12.88      305,083      102,679
        $15.88 - $24.00      225,000        6,250
                           ---------      -------
                           1,115,935      560,462
                           =========      =======

    The weighted average contractual life of options outstanding at December 31, 2000 was 7.3 years. The weighted average fair value of options granted in 1998, 1999 and 2000 was $1.13, $.91 and $15.35, respectively.

    Pro forma information regarding net loss and net loss per share was computed in accordance with SFAS 123, and has been determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000 respectively, risk-free interest rate of 4.92%, 5.50% and 5.95%; dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 151%, 190% and 214%; and a weighted-average expected life of the option of 5.5 years for all periods. The Company has also included the compensation related to its Employee Stock Purchase Plan in 1998 and 1999 under SFAS 123 in the pro forma net loss presented below. The Company has determined that the pro forma net loss per share as computed under Statement 123 is as follows:

                                            1998          1999          2000
                                         -----------   -----------   -----------
Net loss
  As reported..........................  $(7,530,717)  $(3,437,357)  $(4,722,133)
  Pro forma............................  $(7,781,080)  $(3,725,029)  $(5,364,762)
Basic net loss per share
  As reported..........................       $(1.33)        $(.60)        $(.60)
  Pro forma............................       $(1.37)        $(.65)        $(.69)

7.  401(k) SAVINGS PLAN

    The 401(k) Savings Plan ("Savings Plan") allows all employees that have attained the age of 21 to make annual, tax-deferred contributions of up to 15% of their eligible compensation. Annually, the Company may make discretionary matching contributions based upon a percentage of the employees' contributions. The Company made no such contributions to the Savings Plan in 1998, 1999 or 2000.

8.  INCOME TAXES

    Since the Company has incurred only losses since inception, and due to the degree of uncertainty related to the use of the loss carry-forwards, the Company has fully reserved this benefit. At December 31, 2000, the Company had tax net operating loss carry-forwards of approximately $23.0 million available to offset taxable income. The Company also has research and development tax credit carry-forwards of approximately $607,000 available to offset federal and state income taxes. Both carry-forwards expire in varying amounts through 2020. In accordance with Section 382 of the Internal Revenue Code, the use of the above carry-forwards will be subject to annual limitations based upon ownership changes of the Company's stock which have occurred.

    Significant components of the Company's deferred income taxes are as follows as of December 31:

                                                       1999           2000
                                                   ------------   ------------
Net operating loss carry-forwards................  $  8,528,000   $  9,206,000
Research and development costs...................     2,533,000      1,898,000
Research and development tax credits.............       469,000        607,000
Other............................................        40,000        130,000
                                                   ------------   ------------
                                                     11,570,000     11,841,000
Valuation allowance..............................   (11,570,000)   (11,841,000)
                                                   ------------   ------------
Net deferred tax asset...........................  $         --   $         --
                                                   ============   ============

    The valuation allowance increased by $271,000 in 2000 and $1,386,000 in 1999 due primarily to the fact that the Company has not benefited its current year net operating losses due to uncertainty regarding future taxable income. The net operating loss carry-forward differs from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes, consisting primarily of research and development costs.

9.  RELATED PARTY TRANSACTIONS

    The Company has a loan outstanding to an officer in the amount of $84,000 at December 31, 2000. The Company amended the loan agreement in 2000 to allow for periodic payments between 2002 and 2004. The loan accrues interest at the applicable federal rate (6.31% at December 31, 2000).

10. COMMITMENTS

    In May 2000, the Company entered into a distribution arrangement with Baxter Healthcare Corp. (Baxter) for the exclusive distribution of the Company's PSA4000 in the United States. Baxter is required to make quarterly minimum purchases under the contract. The penalty for purchases below minimum requirements is loss of exclusivity. The contract is for five years and is cancelable by either party eighteen months after the effective date with a six-month notice.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       President, Chief Executive
                /s/ JOHN A. WILLIAMS                     Officer and Director
     -------------------------------------------         (Principal Executive          March 28, 2001
                  John A. Williams                       Officer)

                                                       Vice President and Chief
                 /s/ DANIEL W. MUEHL                     Financial Officer (Principal
     -------------------------------------------         Financial and Accounting      March 28, 2001
                   Daniel W. Muehl                       Officer)

                  /s/ THOMAS BARUCH                    Director
     -------------------------------------------                                       March 28, 2001
                    Thomas Baruch

                 /s/ JAMES SAALFIELD                   Director
     -------------------------------------------                                       March 28, 2001
                   James Saalfield

              /s/ CHRISTOPHER MITCHELL                 Director
     -------------------------------------------                                       March 28, 2001
                Christopher Mitchell

                                 EXHIBIT INDEX

(C) EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
       3.1(1)           Restated Certificate of Incorporation of the Company.
       3.2(1)           Bylaws of the Company, as amended.
       4.1(1)           Specimen Common Stock Certificate.
       4.2(1)           Form of Warrant Agreement between the Company and Cruttenden
                        Roth Incorporated, with form of Warrant attached
      10.1(1)           Form of Indemnification Agreement between the Company and
                        each of its directors and officers.
      10.2(1)           1991 Incentive Stock Plan and Form of Stock Option Agreement
                        thereunder.
      10.3(2)           1996 Director Option Plan.
      10.4(2)           1996 Employee Stock Purchase Plan and forms of agreements
                        thereunder.
      10.5(1)           Lease dated October 11, 1994 between the Company and Yvon
                        Cormier, Trustee of YCEE Investment Trust, for a facility
                        located at Five Billerica Park, 101 Billerica Avenue, North
                        Billerica, Massachusetts 01862.
      10.6(1)           Restated Shareholder Rights Agreement dated June 24, 1994
                        between the Company and certain holders of the Company's
                        securities.
      10.7(3)           Stock Purchase Agreement dated February 29, 2000 between the
                        Registrant and the purchasers of common stock of the
                        Registrant named therein, including form of Stock Purchase
                        Warrant and other exhibits thereto.
      10.8(4)           Strategic Alliance and Exclusive Distribution Agreement
                        dated May 31, 2000 by and between the Company and Baxter
                        Healthcare Corporation.
      10.9              Amendment A to Strategic Alliance and Exclusive Distribution
                        Agreement dated May 31, 2000.
      10.10             Amendment B to Strategic Alliance and Exclusive Distribution
                        Agreement dated May 31, 2000.
      10.11             2000 Supplemental Stock Plan.
      23.1              Consent of Ernst & Young LLP, Independent Auditors.
      24.1              Power of Attorney. Reference is made to page F-12
      27.1              Financial Data Schedule-2000 Year-End

------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33302138) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 33316525) and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 33333660) and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Form 10Q, Q3 2000 and incorporated herein by reference.