Form 10-Q
period 2001-03-31
PHYSIOMETRIX INC
filed 2001-05-10
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(978) 670-2422
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
ITEM 1 - Yes ☒ No ☐
ITEM 2 - Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of

Class	Outstanding at March 31, 2001

Common Stock, $.001 par value	8,420,703

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	December 31	March 31
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,399,310	$5,628,033
Short-term investments	18,450,817	13,540,643
Accounts receivable, net	1,342,076	1,822,869
Inventories	1,010,466	1,794,983
Prepaid expenses	336,412	167,424
Total current assets	24,539,081	22,953,952

Property, plant and equipment	947,169	1,164,224
Less allowances for depreciation	(486,893)	(533,215)
	460,276	631,009
Due from officer	84,000	84,000
Other assets	12,822	12,822

Total assets	$25,096,179	$23,681,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,072,527	$1,283,676
Accrued expenses	1,040,095	844,381
Total current liabilities	2,112,622	2,128,057
Stockholders' equity
Preferred stock: $.001 par value; 10,000,000 shares authorized: none issued and outstanding	-	-
Common stock: $.001 par value; 50,000,000 shares authorized: 8,416,182 shares in 2000 and 8,420,703 shares in 2001 issued and outstanding	8,416	8,421
Additional paid-in capital	57,448,021	57,215,565
Deferred compensation	(388,489)	(120,098)
Accumulated deficit	(34,084,391)	(35,550,162)
Total stockholders' equity	22,983,557	21,553,726
Total liabilities and stockholders' equit	$25,096,179	$23,681,783

See accompanying notes

PHYSIOMETRIX, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2000	2001
Revenues	$87,243	$2,083,090

Costs and expenses:
Cost of products sold	224,631	2,043,779
Research and development	930,353	836,010
Selling, general and administrative	398,072	990,981
	1,553,056	3,870,770
Operating loss	(1,465,813)	(1,787,680)

Interest income	116,538	321,909

Net loss	$(1,349,275)	$(1,465,771)

Basic and diluted net loss per common share	$(0.21)	$(0.17)

Shares used in computing basic and diluted net loss per common share	6,558,012	8,418,269

See accompanying notes

PHYSIOMETRIX, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2000	2001
Operating activities:
Net loss	$(1,349,275)	$(1,465,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,443	46,322
Stock based compensation in connection with issuance of stock options to consultants	125,156	10,918
Changes in operating assets and liabilities:
Accounts receivable	4,892	(480,793)
Inventories	12,941	(784,517)
Prepaid expenses and other assets	80,606	168,988
Accounts payable and accrued expenses	110,905	15,435
Net cash used in operating activities	(992,332)	(2,489,418)

Investing activities:
Purchase of equipment	(3,591)	(217,055)
Purchase of short-term investments	(19,200,309)	(7,983,124)
Proceeds from maturity of short-term investments	3,886,599	12,893,298
Net cash provided by (used in) investing activities	(15,317,301)	4,693,119

Financing activities:
Proceeds from issuance of common stock, net	21,513,963	25,022
Net cash provided by financing activities	21,513,963	25,022

Net increase in cash and cash equivalents	5,204,330	2,228,723
Cash and cash equivalents at beginning of period	1,365,002	3,399,310

Cash and cash equivalents at end of period	$6,569,332	$5,628,033

See accompanying notes

Notes to Unaudited Condensed Financial Statements

Note A - Basis of presentation

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

             Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other interim period.  The accompanying financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2000.

Note B - Accounting Pronouncements

             The Company adopted  SFAS 133, “Accounting For Derivative Instruments and Hedging Activities”  in the first quarter of 2001 and its adoption did not have any impact on the Company’s financial statements.

Note C - Inventories

             Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

	December 31,	March 31,
	2000	2001
Purchased components	$986,128	$1,640,645
Work in process	17,190	35,303
Finished units	7,148	119,035
	$1,010,466	$1,794,983

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
             The following discussion of the financial condition and results of operations of Physiometrix, Inc. should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q.  This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and other risks detailed from time to time in the Company’s SEC reports, including its annual report on Form 10-K for the year ended December 31, 2000.  Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to FDA approvals; (ix) third-party reimbursement (x) operating and capital requirements and (xi) clinical trials.

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

             Physiometrix has a limited history of operations and has experienced significant operating losses since its inception.  As of March 31, 2001, the Company had an accumulated deficit of approximately $35.6 million.  The Patient State Analyzer and the HydroDot NeuroMonitoring System are currently the Company's principal commercial products.  The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally.  For the period ending March 31, 2001, substantially all of the Company’s sales were to Baxter Healthcare Corporation.  There can be no assurance the Company will achieve significant commercial revenues or profitability.

Three Months Ended March 31, 2001 and 2000

             Revenues

             Revenues increased significantly to $2,083,000 for the three months ended March 31, 2001 from $87,000 for the three months ended March 31, 2000.  This increase is primarily due to the Company’s distribution agreement with Baxter Healthcare Corporation entered into in 2000 which resulted in sales of 400 units of the Patient State Analyzer during the first quarter of 2001.  Sales of the Company's HydroDot NeuroMonitoring products were relatively unchanged compared with the same quarter last year.  The Company continues to explore options to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business.

             Cost of Products Sold

             Cost of goods sold increased 810% to $2,044,000 for the three months ended March 31, 2001 from $225,000 for the three months ended March 31, 2000.  This increase was primarily due to product costs of the Patient State Analyzer, which began during the third quarter of 2000, and additional headcount and expenses in the manufacturing group.

             Gross Margin

             The  gross profit margin during the first quarter of 2001 results from selling PSA units at a volume that covers fixed and variable costs in the manufacturing group.  The negative gross profit margin in the first quarter of 2000 resulted from costs of the product and the level of headcount and overhead required in the Company’s manufacturing group.  The gross margin produced by the product line in the first quarter of 2000 was not sufficient to cover those expenses.

             Research and Development Expenses

             Research and development expenses consisting principally of headcount related expenses and consulting fees decreased 10% to $836,000 for the three months ended March 31, 2001 from $930,000 for the three months ended March 31, 2000.  This decrease is primarily due to a reduction in outside consulting that occurred during the first quarter of 2000 related to the analysis of the data from the prospective study of the Patient State Analyzer.

             Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased 149% to $991,000 for the three months ended March 31, 2001 from $398,000 for the three months ended March 31, 2000.  This increase is due to increased headcount related expenses and sales and marketing expenses incurred related to the commercialization of the Patient State Analyzer.

             Interest Income and Expense:

             Interest income increased to $322,000 for the three months ended March 31, 2001 from $117,000 for the three months ended March 31, 2000.  This was due to higher average cash balances available for investment in 2001 as a result of a private placement of the Company's common stock during the first quarter of 2000 which raised $21.5 million in net proceeds and warrant exercises which raised $4.4 million during  2000.

Liquidity and Capital Resources

             At March 31, 2001, the Company's cash, cash equivalents and short-term investments were $19,169,000 as compared to $21,850,000 at year ended December 31, 2000.

             The Company's operating activities used cash of $2,489,000 in the three months ended March 31, 2001 as compared to $992,000 in the three months ended March 31, 2000.  The increase in net cash used in 2001 compared to 2000 was primarily the result of the increased accounts receivable due to shipments of the Patient State Analyzer and increased inventory of the Patient State Analyzer.

             Net cash provided by investing activities in the three months ended March 31, 2001 was $4,693,000, as compared with $15,317,000 used in the three months ended March 31, 2000.  The increase was due to the proceeds provided from short-term investments made by the Company as a result of the $21.5 million in net proceeds raised in the private placement of the Company's common stock during the first quarter of 2000 and warrant exercises, which raised $4.4 million during  2000.

             The Company's financing activities provided cash of $25,000 in the three months ended March 31, 2001 as compared to $21,514,000 in the three months ended March 31, 2000.  During the first quarter of 2000, the Company completed a private placement of common stock that raised $21.5 million in net proceeds.

             The Company’s principal source of liquidity at March 31, 2001 consists of cash, cash equivalents and short- term investments in the amount of $19.2 million.  On February 29, 2000, the Company issued common stock totaling $21.5 million in net proceeds to the company.  On June 12, 2000, the Company's stock was re-listed on the Nasdaq National Market.  The Company believes it has the necessary cash and cash equivalents on hand to fund its operations for more than a year from March 31, 2001.

             The Company believes that the success of the Patient State Analyzer is the most critical component to the Company’s ability to become profitable.  The Company shipped the first units of the Patient State Analyzer during the third quarter of 2000. The Company believes that it has one commercial competitor for the PSA. The Company believes it will be able to successfully compete against them in the marketplace, although it has no assurance that it will be able to do so.

ITEM 3.                          RISK FACTORS

             You should carefully consider the risks described below before making an investment decision.  If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed.  As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

             We are dependent upon the Patient State Analyzer system, and if we are unable to introduce and successfully commercialize this product, our business will be seriously harmed.

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

             We will not be able to achieve revenue growth or profitability if hospitals and anesthesia service providers do not buy and use the PSA system in sufficient quantities.

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

             We expect to continue to incur losses in the future, and we cannot assure you that we will ever become profitable.

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

             We have a limited history of operations.  Since our inception in January 1990, we have been primarily engaged in research and development of neurophysiological monitoring products.   To date, we have sold only a small number of units of our HydroDot NeuroMonitoring System and these sales have  generated only limited revenues.  Furthermore, these products are not central to our core business, which relates to the development and commercialization of the PSA system.  We have had limited revenues from commercial sales of the PSA system.  Accordingly, our historical results of operations may be of limited utility in evaluating our future prospects.   In addition, we do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability.  Whether we can successfully manage the transition to a larger scale commercial enterprise will depend upon the successful development of our manufacturing capability, the development of our marketing and distribution network, obtaining U.S. FDA and foreign regulatory approvals for future products and other potential products and strengthening our financial and management systems, procedures and controls.  With respect to our PSA system, we will need to develop in collaboration with third parties, a sales and marketing effort targeted towards anesthesiologists, rather than neurologists to whom we have previously marketed our products.  Accordingly, due to the significant change in our business associated with the PSA, our historical financial information is of limited utility in evaluating our future prospects, and we cannot assure that we will be able to achieve or sustain revenue growth or profitability.

             We face intense competition and may not be able to compete effectively, which could harm the market for our products and our operating results.

             We expect to face substantial competition from larger medical device companies that have greater financial, technical, marketing and other resources than we do.  As our resources in these areas are extremely limited, any current or potential competitor of ours is likely to have greater resources in these areas.  In particular, Aspect Medical markets an anesthesia monitoring system that competes with the PSA.  Aspect has received FDA clearance for this system and is marketing it in the U.S.  We may not be able to compete effectively with Aspect or other potential competitors.  Other companies may develop anesthesia monitoring systems that perform better than the PSA system and/or sell for less.   Competition in the sale of anesthesia monitoring systems could result in the inability of the PSA to achieve market acceptance, price reductions, fewer orders, reduced gross margins and inability to establish or erosion of market share.  Any of these events would harm our business and operating results and cause our stock price to decline.

             We may not be able to keep up with new products or alternative techniques developed by competitors, which could impair our future growth and our ability to compete.

             The medical industry in which we market our products is characterized by rapid product development and technological advances. Our current or planned products are at risk of obsolescence from:

•               new monitoring products, based on new or improved technologies,
•               new products or technologies used on patients or in the operating room during surgery in lieu of monitoring devices,
•               electrical or mechanical interference from new or existing products or technologies,
•               alternative techniques for evaluating the effects of anesthesia,
•               significant changes in the methods of delivering anesthesia, and
•               the development of new anesthetic agents.

             We may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets and continue to grow our business.

             If we do not successfully develop and introduce new or enhanced products, we could lose revenue opportunities and customers.

             As the market for anesthesia monitoring equipment matures, we need to develop and introduce new products for anesthesia monitoring or other applications. We face at least the following risks:

•            we may not successfully adapt the PSA system to function properly in the intensive care unit, for procedural sedation, when used with anesthetics we have not tested or with patient populations we have not studied, such as infants and young children, and
•            our technology is complex, and we may not be able to develop it further for applications outside anesthesia monitoring.

             If we do not successfully adapt the PSA system for new products and applications both within and outside the field of anesthesia monitoring, then we could lose revenue opportunities and customers.

             We have experienced significant operating losses to date, and our future operating results could fluctuate significantly.

             We have experienced significant operating losses since inception and, as of March 31, 2001 had an accumulated deficit of approximately $35.6 million.  The development and commercialization of the PSA system and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next year as we continue to expend substantial resources to expand marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, including particularly if the PSA system is able to garner market acceptance.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

             We may need additional funds, and such funds may not be available on commercially reasonable terms when we need them.

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

             Our reliance on sole and limited source suppliers could harm our ability to meet customer requirements in a timely manner or within budget.

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

             Our business depends on our intellectual property rights, and measures we take to protect those rights may not be sufficient.

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

             We could become involved in litigation relating intellectual property rights, and any such litigation, even if resolved favorably to us, will result in significant cost and diversion of management’s time and effort .

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

             Our business entails the risk of product liability claims, and these claims could harm our financial condition and our ability to maintain insurance coverage.

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

             Failure of users of the PSA system to obtain adequate reimbursement from third party payors could limit market of the system, which could prevent us from growing our business.

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

             Our stock price may fluctuate, which may cause your investment in our stock to suffer a decline in value.

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

             We may incur significant costs from securities class litigation due to our stock price volatility.

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

             Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay transactions that stockholders may favor.

             Provisions of our restated certificate of incorporation and amended and restated by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•            authorizing the issuance of "blank check" preferred stock without any need for action by stockholders,

•            requiring supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated by-laws,

•            eliminating the ability of stockholders to call special meetings of stockholders,

•            prohibiting stockholder action by written consent, and

establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

PHYSIOMETRIX, INC.

March 31, 2001

PART II	Other Information
	ITEM 1	Legal Proceedings:
Not applicable.

	ITEM 2	Changes in Securities:
Not applicable.

	ITEM 3	Defaults upon Senior Securities:
Not applicable.

	ITEM 4	Submission of matters to a vote of security holders:
Not applicable.

	ITEM 5	Other information:
None.

	ITEM 6	Exhibits and reports on Form 8-K:

(a) Exhibits
None

(b) Reports on Form 8-K - None

March 31, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE: May 10, 2001

	BY:	/s/John A. Williams
John A. Williams
President, Chief Executive Officer

	BY:	/s/Daniel W. Muehl
Daniel W. Muehl
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)