Form 10-Q
period 2001-06-30
PHYSIOMETRIX INC
filed 2001-08-03
CIK 1010397

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1010397

PHYSIOMETRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0248588

(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

Five Billerica Park, N. Billerica, MA	01862-1256

(Address of principal executive offices)	(Zip code)

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

ITEM 1 - Yes ☒ No ☐
ITEM 2 - Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of

Class	Outstanding at June 30, 2001

Common Stock, $.001 par value	8,420,703

PHYSIOMETRIX, INC.

TABLE OF CONTENTS

PART I             FINANCIAL INFORMATION

ITEM 1	Condensed Unaudited Financial Statements

Unaudited Condensed Balance Sheets as of December 31, 2000 and June 30, 2001

Unaudited Condensed Statements of Operations for the Three and Six Months ended June 30, 2000 and 2001

Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2000 and 2001

Notes to Unaudited Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Risk Factors

PART II            OTHER INFORMATION

SIGNATURES

PHYSIOMETRIX, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	December 31	June 30

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,399,310	$1,964,845
Short-term investments	18,450,817	14,346,229
Accounts receivable, net	1,342,076	37,677
Inventories	1,010,466	3,173,872
Prepaid expenses	336,412	242,293

Total current assets	24,539,081	19,764,916

Property, plant and equipment	947,169	1,218,228
Less allowances for depreciation	(486,893)	(589,181)

	460,276	629,047
Due from officer	84,000	84,000
Other assets	12,822	12,822

Total assets	$25,096,179	$20,490,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,072,527	$771,940
Accrued expenses	1,040,095	764,913

Total current liabilities	2,112,622	1,536,853
Stockholders' equity
Preferred stock: $.001 par value; 10,000,000 shares authorized: none issued and outstanding	-	-
Common stock: $.001 par value; 50,000,000 shares authorized: 8,416,182 shares in 2000 and 8,420,703 shares in 2001 issued and outstanding	8,416	8,421
Additional paid-in capital	57,448,021	57,162,498
Deferred compensation	(388,489)	(60,937)
Accumulated deficit	(34,084,391)	(38,156,050)

Total stockholders' equity	22,983,557	18,953,932

Total liabilities and stockholders' equity	$25,096,179	$20,490,785

See accompanying notes

PHYSIOMETRIX, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30

	2000	2001	2000	2001

Revenues	$91,662	$474,852	$178,904	$2,557,941

Costs and expenses:
Cost of products sold	252,476	681,984	477,107	2,725,763
Research and development	509,678	997,741	1,440,030	1,833,751
Selling, general and administrative	424,087	1,614,999	822,157	2,605,981

	1,186,241	3,294,724	2,739,294	7,165,495

Operating loss	(1,094,579)	(2,819,872)	(2,560,390)	(4,607,554)

Interest income	314,457	213,987	430,994	535,895

Net loss	$(780,122)	$(2,605,885)	$(2,129,396)	$(4,071,659)

Basic and diluted net loss per common share	$(0.10)	$(0.31)	$(0.29)	$(0.48)

Shares used in computing basic and diluted net loss per common share	8,015,075	8,420,703	7,286,544	8,419,486

See accompanying notes.

PHYSIOMETRIX, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30

	2000	2001

Operating activities:
Net loss	$(2,129,396)	$(4,071,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,996	102,288
Stock based compensation in connection with issuance of stock options to consultants	195,095	17,012
Changes in operating assets and liabilities:
Accounts receivable	5,059	1,304,399
Inventories	(575,325)	(2,163,406)
Prepaid expenses and other assets	(15,320)	94,119
Accounts payable and accrued expenses	245,922	(575,769)

Net cash used in operating activities	(2,228,969)	(5,293,016)

Investing activities:
Purchase of equipment	(39,436)	(271,059)
Purchase of short-term investments	(32,341,553)	(13,160,052)
Proceeds from maturity of short-term investments	13,617,142	17,264,640

Net cash provided by (used in) investing activities	(18,763,847)	3,833,529

Financing activities:
Proceeds from issuance of common stock, net	21,547,499	25,022

Net cash provided by financing activities	21,547,499	25,022

Net increase (decrease) in cash and cash equivalents	554,683	(1,434,465)
Cash and cash equivalents at beginning of period	1,365,002	3,399,310

Cash and cash equivalents at end of period	$1,919,685	$1,964,845

See accompanying notes.

PHYSIOMETRIX, INC.

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

Note C - Inventories

             Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

	December 31,	June 30,
	2000	2001

Purchased components	$986,128	$3,044,248
Work in process	17,190	29,624
Finished units	7,148	100,000

	$1,010,466	$3,173,872

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

Overview

             Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products.  The Company's products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications.  The Company’s initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System.  The Company also has two additional neurological monitoring products, the Equinox EEG System, which was commercially introduced in February 1997 and discontinued in June 1998, and the Patient State Analyzer (PSA) which received FDA 510(k) approval on June 30, 2000.  The Company began shipments of the PSA in the third quarter of 2000 to Baxter Healthcare Corporation, our exclusive U.S. distribution partner.

             Physiometrix has a limited history of operations and has experienced significant operating losses since its inception.  As of June 30, 2001, the Company had an accumulated deficit of approximately $38.2 million.  The Patient State Analyzer and the HydroDot NeuroMonitoring System are currently the Company's principal commercial products.  The Company’s headcount increased from 22 employees at June 30, 2000 to 54 at June 30, 2001 due to the introduction and continued development of the Patient State Analyzer.  The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally.  For the period ended June 30, 2001, substantially all of the Company’s sales were to Baxter Healthcare Corporation.  There can be no assurance the Company will achieve significant commercial revenues or profitability.

Three Months Ended June 30, 2001 and 2000

             Revenues

             Revenues increased 418% to $475,000 for the three months ended June 30, 2001 from $92,000 for the three months ended June 30, 2000.  This increase is primarily due to the Company’s distribution agreement with Baxter Healthcare Corporation entered into in 2000, which resulted in sales of 90 units of the Patient State Analyzer during the second quarter of 2001.  Sales of the Company's HydroDot NeuroMonitoring products were relatively unchanged compared with the same quarter last year.  The Company continues to explore options to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business.

             On a quarter-to-quarter basis, revenues decreased significantly from $2.1 million in the first quarter of 2001 to $475,000 in the second quarter of 2001. This decrease was due to Baxter's accumulation of inventory of Patient State Analyzer products, which reduced Baxter's requirements for these products during the quarter. The Company believes that this reduced demand was due to the generally slower level of sales of patient monitoring products, which has been influenced by economic conditions generally and in the healthcare sector in particular, as well as marketing programs being implemented by one of our competitors. The Company cannot predict Baxter's product requirements for the remainder of 2001 and beyond.

             Cost of Products Sold

             Cost of goods sold increased 170% to $682,000 for the three months ended June 30, 2001 from $252,000 for the three months ended June 30, 2000.  This increase was primarily due to product costs of the Patient State Analyzer, which began during the third quarter of 2000, and additional headcount and expenses in the manufacturing group.

             Gross Margin

             The negative gross profit margin during the second quarter of 2001 results from costs of the product and the level of headcount and overhead required in the Company’s manufacturing group.  The negative gross profit margin in the same period of 2000 resulted from costs of the product and the level of headcount and overhead required in the Company’s manufacturing group.

             Research and Development Expenses

             Research and development expenses consisting principally of headcount related expenses and consulting fees increased 96% to $998,000 for the three months ended June 30, 2001 from $510,000 for the three months ended June 30, 2000.  This increase is primarily due to increased headcount, outside consulting and product development costs associated with continued development of the Patient State Analyzer.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased 281% to $1,615,000 for the three months ended June 30, 2001 from $424,000 for the three months ended June 30, 2000.  This increase is due to increased headcount related expenses and sales and marketing expenses incurred related to the commercialization of the Patient State Analyzer.

             Interest Income and Expense:

             Interest income decreased to $214,000 for the three months ended June 30, 2001 from $314,000 for the three months ended June 30, 2000.  This was due to lower average cash balances available for investment in 2001.

Six Months Ended June 30, 2001 and 2000

             Revenues

             Revenues increased significantly to $2,558,000 for the six months ended June 30, 2001 from $179,000 for the six months ended June 30, 2000.  This increase is primarily due to the Company’s distribution agreement with Baxter Healthcare Corporation entered into in 2000, which resulted in sales of 490 units of the Patient State Analyzer during the first six months of 2001.  Sales of the Company's HydroDot NeuroMonitoring products were relatively unchanged compared with the same quarter last year.

             Cost of Products Sold

             Cost of goods sold increased 471% to $2,726,000 for the six months ended June 30, 2001 from $477,000 for the six months ended June 30, 2000.  This increase was primarily due to product costs of the Patient State Analyzer, which began during the third quarter of 2000, and additional headcount and expenses in the manufacturing group.

             Gross Margin

             The negative gross profit margin during the first six months of 2001 results from selling PSA units at a volume less than what is needed to cover fixed and variable costs in the manufacturing group.  The negative gross profit margin in the same period of 2000 resulted from costs of the product and the level of headcount and overhead required in the Company’s manufacturing group.

             Research and Development Expenses

             Research and development expenses consisting principally of headcount related expenses and consulting fees increased 27% to $1,834,000 for the six months ended June 30, 2001 from $1,440,000 for the six months ended June 30, 2000.  This increase is primarily due to increased headcount, outside consulting and product development costs associated with continued development of the PSA.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased 217% to $2,606,000 for the six months ended June 30, 2001 from $822,000 for the six months ended June 30, 2000.  This increase is due to increased headcount related expenses and sales and marketing expenses incurred related to the commercialization of the Patient State Analyzer.

             Interest Income and Expense:

             Interest income increased to $536,000 for the six months ended June 30, 2001 from $431,000 for the six months ended June 30, 2000.  This was due to higher average cash balances available for investment in 2001 as a result of a private placement of the Company's common stock during the first quarter of 2000 which raised $21.5 million in net proceeds and warrant exercises which raised $4.4 million during  2000.

Liquidity and Capital Resources

             At June 30, 2001, the Company's cash, cash equivalents and short-term investments were $16,311,000 as compared to $21,850,000 at year ended December 31, 2000.

             The Company's operating activities used cash of $5,293,000 in the six months ended June 30, 2001 as compared to $2,229,000 in the six months ended June 30, 2000.  The increase in net cash used in 2001 compared to 2000 was primarily the result of increased inventory of the Patient State Analyzer and a decrease in accounts payable and accrued liabilities.  The Company has a substantial $3.2 million investment in inventory and will need to convert purchased components to finished units to subsequently sell to customers.  The sale of these finished units will be subject to market conditions which are generally outside the Company's control.  The Company expects to be able to sell these units at a price exceeding cost but we cannot assure you that we will be able to do so.

             Net cash provided by investing activities in the six months ended June 30, 2001 was $3,834,000, as compared with $18,764,000 used in the six months ended June 30, 2000.  The increase was due to the proceeds from the sale of short-term investments during the first half of 2001.

             The Company's financing activities provided cash of $25,000 in the six months ended June 30, 2001 as compared to $21,547,000 in the six months ended June 30, 2000.  During the first quarter of 2000, the Company completed a private placement of common stock that raised $21.5 million in net proceeds.

             The Company’s principal source of liquidity at June 30, 2001 consists of cash, cash equivalents and short-term investments in the amount of $16.3 million.  The Company believes it has the necessary cash, cash equivalents and short-term investments on hand to fund its operations through at least the next 12 months.

             The Company believes that the success of the Patient State Analyzer is the most critical component to the Company’s ability to become profitable.  The Company shipped the first units of the Patient State Analyzer to its exclusive U.S. distributor during the third quarter of 2000.  During the fourth quarter of 2000 and first quarter of 2001, shipments exceeded the minimum amounts required to permit the U.S. distributor to maintain its exclusive distributorship of the PSA in the U.S.  During the second quarter of 2001, orders by and consequently shipments to the U.S. distributor were not sufficient to meet the exclusivity provisions of the distribution agreement.  The Company is currently in discussion with its U.S. distributor regarding purchase commitments for the remainder of 2001, but no agreement has yet been reached.

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

             Our business is completely dependent upon the Patient State Analyzer, or PSA, system.  After introduction of the PSA system, we will need to build market acceptance for the system.  Because we will depend upon our PSA system for substantially all of our future revenue and we have no other significant products, if we are unable to commence commercial sales of or achieve widespread market acceptance for the PSA system, we will not be able to sustain or grow our business.  In this event, our business and operating results would be seriously harmed and our stock price would likely decline.

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

             During the second quarter of 2001, we experienced a general slowdown in orders and in end-user demand for the PSA system. We believe that this slowdown is due in part to economic conditions generally and in the healthcare sector in particular. In addition, marketing programs instituted by one of our competitors have adversely affected our ability to sell PSA products. Finally, as a result of market feedback, we have concluded that we need to introduce a simpler headpiece for use with the PSA system. This headpiece is currently under development and is expected to be available for commercial sale by the end of 2001. At this point, we are currently unable to accurately predict future demand for the PSA, and we cannot assure you that the current economic environment and current product market environment will not continue.

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

             We expect to face substantial competition from larger medical device companies that have greater financial, technical, marketing and other resources than we do.  As our resources in these areas are extremely limited, any current or potential competitor of ours is likely to have greater resources in these areas.  In particular, Aspect Medical markets an anesthesia monitoring system that competes with the PSA.  Aspect has received FDA clearance for this system and is marketing it in the U.S. and internationally.  We may not be able to compete effectively with Aspect or other potential competitors.  Other companies may develop anesthesia-monitoring systems that perform better than the PSA system and/or sell for less.   Competition in the sale of anesthesia monitoring systems could result in the inability of the PSA to achieve market acceptance, price reductions, fewer orders, reduced gross margins and inability to establish or erosion of market share.  Any of these events would harm our business and operating results and cause our stock price to decline.

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

             We have experienced significant operating losses since inception and, as of June 30, 2001 had an accumulated deficit of approximately $38.2 million.  The development and commercialization of the PSA system and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next year as we continue to expend substantial resources to expand marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, including particularly if the PSA system is able to garner market acceptance.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

             We may need additional funds, and such funds may not be available on commercially reasonable terms when we need them.

             We plan to continue to expend substantial funds for obtaining regulatory approvals, expansion of sales and marketing activities and research and development.  We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business.  Although we believe that our existing cash balances will be sufficient to meet our operating and capital requirements during the next 12 months, we may require additional financing within this time frame. Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory matters, and the extent to which the PSA system gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financings may result in substantial dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

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

             We could become involved in litigation relating intellectual property rights, and any such litigation, even if resolved favorably to us, will result in significant cost and diversion of management’s time and effort.

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

             Provisions of our restated certificate of incorporation and amended and restated by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•            authorizing the issuance of "blank check" preferred stock without any need for action by stockholders,
•	requiring supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated by-laws,

•            eliminating the ability of stockholders to call special meetings of stockholders,

•            prohibiting stockholder action by written consent, and
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

PHYSIOMETRIX, INC.

June 30, 2001

PART II	Other Information

	ITEM 1	Legal Proceedings:
Not applicable.

	ITEM 2	Changes in Securities:
Not applicable.

	ITEM 3	Defaults upon Senior Securities:
Not applicable.

	ITEM 4	Submission of matters to a vote of security holders:

On June 1, 2001, the company held its annual meeting of shareholders. The following items were submitted for a vote of the shareholders.

Election of James Saalfield as a class II director.
For: 6,649,364
Against: 298,545
Abstain: 0

Ratification of Ernst & Young as independent auditors for the year ended December 31, 2001.
For: 6,940,527
Against: 145
Abstain: 7,237

Approval of the 2001 Stock Option Plan.
For: 2,670,020
Against: 2,432,741
Abstain: 61,825
Non-Vote: 1,783,323

	ITEM 5	Other information:
None.

	ITEM 6	Exhibits and reports on Form 8-K:

(a) Exhibits - None

(b) Reports on Form 8-K - None

June 30, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE: August 3, 2001

	BY:	/s/John A. Williams

John A. Williams
President, Chief Executive
Officer

	BY:	/s/Daniel W. Muehl

Daniel W. Muehl
Vice President and Chief
Financial Officer
(Principal Financial and
Accounting Officer)