Form 10-Q
period 2001-09-30
PHYSIOMETRIX INC
filed 2001-11-14
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

ITEM 1 - Yes   ☒     No ☐

ITEM 2 - Yes   ☒     No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of

Class	Outstanding at September 30, 2001

Common Stock, $.001 par value	8,421,952

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31	September 30
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,399,310	$2,744,239
Short-term investments	18,450,817	10,291,634
Accounts receivable, net	1,342,076	648,826
Inventories	1,010,466	1,839,118
Prepaid expenses	336,412	109,938
Total current assets	24,539,081	15,633,755

Property, plant and equipment	947,169	1,230,522
Less allowances for depreciation	(486,893)	(645,996)
	460,276	584,526
Due from officer	84,000	84,000
Other assets	12,822	12,822

Total assets	$25,096,179	$16,315,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,072,527	$808,484
Accrued expenses	1,040,095	2,125,754
Total current liabilities	2,112,622	2,934,238
Stockholders' equity
Preferred stock: $.001 par value; 10,000,000 shares authorized: none issued and outstanding	-	-
Common stock: $.001 par value; 50,000,000 shares authorized: 8,416,182 shares in 2000 and 8,421,952 shares in 2001 issued and outstanding	8,416	8,422
Additional paid-in capital	57,448,021	57,123,872
Deferred compensation	(388,489)	(19,378)
Accumulated deficit	(34,084,391)	(43,732,051)
Total stockholders' equity	22,983,557	13,380,865

Total liabilities and stockholders' equity	$25,096,179	$16,315,103

See accompanying notes

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2000	2001	2000	2001
Revenues	$907,120	$75,206	$1,086,024	$2,633,148

Costs and expenses:
Cost of products sold	1,011,310	3,337,125	1,488,418	6,062,888
Research and development	667,201	1,079,840	2,107,231	2,913,591
Selling, general and administrative	804,485	1,386,412	1,626,641	3,992,394
	2,482,996	5,803,377	5,222,290	12,968,873

Operating loss	(1,575,876)	(5,728,171)	(4,136,266)	(10,335,725)

Interest income	341,488	152,170	772,482	688,065

Net loss	$(1,234,388)	$(5,576,001)	$(3,363,784)	$(9,647,660)

Basic and diluted net loss per common share	$(0.15)	$(0.66)	$(0.44)	$(1.15)

Shares used in computing basic and diluted net loss per common share	8,260,906	8,421,744	7,611,331	8,420,239

See accompanying notes.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2000	2001
Operating activities:
Net loss	$(3,363,784)	$(9,647,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,114	159,103
Stock based compensation in connection with issuance of stock options to consultants	240,039	19,165
Provision for inventory write-offs	-	3,087,847
Changes in operating assets and liabilities:
Accounts receivable	(828,494)	693,250
Inventories	(707,084)	(3,916,499)
Prepaid expenses and other assets	(240,251)	226,474
Accounts payable and accrued expenses	911,697	821,616
Net cash used in operating activities	(3,918,763)	(8,556,704)

Investing activities:
Purchase of equipment	(106,856)	(283,353)
Purchase of short-term investments	(44,131,031)	(15,159,616)
Proceeds from maturity of short-term investments	27,175,561	23,318,799
Net cash provided by (used in) investing activities	(17,062,326)	7,875,830

Financing activities:
Proceeds from issuance of common stock, net	24,954,896	25,803
Net cash provided by financing activities	24,954,896	25,803

Net increase (decrease) in cash and cash equivalents	3,973,807	(655,071)
Cash and cash equivalents at beginning of period	1,365,002	3,399,310

Cash and cash equivalents at end of period	$5,338,809	$2,744,239

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

Note C - Inventories

Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

	December 31,	September 30,
	2000	2001
Purchased components	$986,128	$1,580,831
Work in process	17,190	12,318
Finished units	7,148	245,969
	$1,010,466	$1,839,118

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

Physiometrix has a limited history of operations and has experienced significant operating losses since its inception.  As of September 30, 2001, the Company had an accumulated deficit of approximately $43.7 million.  The Patient State Analyzer and the HydroDot NeuroMonitoring System are currently the Company's principal commercial products.  The Company’s headcount increased from 28 employees at September 30, 2000 to 53 at September 30, 2001 due to the introduction and continued development of the Patient State Analyzer.  The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally.  For the nine months ended September 30, 2001, substantially all of the Company’s sales were to Baxter Healthcare Corporation.  There can be no assurance the Company will achieve significant commercial revenues or profitability.

Three Months Ended September 30, 2001 and 2000

Revenues

Revenues decreased significantly to $75,000 for the three months ended September 30, 2001 from $907,000 for the three months ended September 30, 2000.  This decrease is primarily due to lack of sales of the PSA4000 during the quarter.  Sales of the Company's HydroDot NeuroMonitoring products were relatively unchanged compared with the same quarter last year.  The Company continues to explore options to either license the HydroDot NeuroMonitoring technology to another company or transition out of the business.

On a quarter-to-quarter basis, revenues decreased significantly from $475,000 in the second quarter of 2001 to $75,000 in the third quarter of 2001.  This decrease was due to Baxter’s reduced requirement for Patient State Analyzer products during the quarter.  The Company believes that this reduced demand was due to the generally slower level of sales of patient monitoring products, which has been influenced by economic conditions generally and in the healthcare sector in particular, as well as marketing programs being implemented by one of our competitors.   The Company cannot predict Baxter’s product requirements for the remainder of 2001 and beyond.

Cost of Products Sold

Cost of products sold increased 230% to $3,337,000 for the three months ended September 30, 2001 from $1,011,000 for the three months ended September 30, 2000.  This increase was primarily due to a provision for excess inventory of $3.1 million which was taken due to the uncertainty of future sales volumes of the PSA4000 and the recognition of a loss on fixed purchase commitments in excess of expected demand.

Gross Margin

The negative gross profit margin during the third quarter of 2001 results from the provision for excess inventory of $3.1 million, as well as, costs of the product, and the level of headcount and overhead required in the Company’s manufacturing group.  The negative gross profit margin in the same period of 2000 resulted from costs of the product and the level of headcount and overhead required in the Company’s manufacturing group.

Research and Development Expenses

Research and development expenses consisting principally of headcount related expenses, clinical study costs, and consulting fees, increased 62% to $1,080,000 for the three months ended September 30, 2001 from $667,000 for the three months ended September 30, 2000.  This increase is primarily due to increased headcount, outside consulting and product development costs associated with continued development of the Patient State Analyzer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 72% to $1,386,000 for the three months ended September 30, 2001 from $804,000 for the three months ended September 30, 2000.  This increase is due to increased headcount related expenses and sales and marketing expenses incurred related to the commercialization of the Patient State Analyzer.

Interest Income:

Interest income decreased to $152,000 for the three months ended September 30, 2001 from $341,000 for the three months ended September 30, 2000.  This was due to lower average cash balances available for investment in 2001 along with lower interest rates.

Nine Months Ended September 30, 2001 and 2000

Revenues

Revenues increased 142% to $2,633,000 for the nine months ended September 30, 2001 from $1,086,000 for the nine months ended September 30, 2000.  This increase is primarily due to the Company’s distribution agreement with Baxter Healthcare Corporation entered into in 2000, which resulted in sales of 490 units of the Patient State Analyzer during the first nine months of 2001 compared to sales of 179 units during the same period last year.  Sales of the Company's HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

Cost of Products Sold

Cost of products sold increased 307% to $6,063,000 for the nine months ended September 30, 2001 from $1,488,000 for the nine months ended September 30, 2000.  This increase was primarily due to product costs of the Patient State Analyzer, which began during the third quarter of 2000, along with a provision for excess inventory of $3.1 million taken in the third quarter of 2001 due to the uncertainty of future sales volumes of the PSA4000 and the recognition of a loss on fixed purchase commitments in excess of expected demand.

Gross Margin

The negative gross profit margin during the first nine months of 2001 results from selling PSA units at a volume less than what is needed to cover fixed and variable costs in the manufacturing group as well as the provision for excess inventory of $3.1 million taken during the third quarter of 2001.  The negative gross profit margin in the same period of 2000 resulted from costs of the product and the level of headcount and overhead required in the Company’s manufacturing group.

Research and Development Expenses

Research and development expenses consisting principally of headcount related expenses, clinical study costs, and consulting fees, increased 38% to $2,914,000 for the nine months ended September 30, 2001 from $2,107,000 for the nine months ended September 30, 2000.  This increase is primarily due to increased headcount, outside consulting and product development costs associated with continued development of the PSA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 145% to $3,992,000 for the nine months ended September 30, 2001 from $1,627,000 for the nine months ended September 30, 2000.  This increase is due to increased headcount related expenses and sales and marketing expenses incurred related to the commercialization of the Patient State Analyzer.

Interest Income

Interest income decreased to $688,000 for the nine months ended September 30, 2001 from $773,000 for the nine months ended September 30, 2000.  This was due to lower average cash balances available for investment in 2001 along with lower interest rates.

Liquidity and Capital Resources

At September 30, 2001, the Company's cash, cash equivalents and short-term investments were $13,036,000 as compared to $21,850,000 at year ended December 31, 2000.

The Company's operating activities used cash of $8,557,000 in the nine months ended September 30, 2001 as compared to $3,919,000 in the nine months ended September 30, 2000.  The increase in net cash used in 2001 compared to 2000 was primarily the result of an increase in the net loss coupled with an increase in inventory purchases during the period, which was slightly offset by a decrease in accounts receivable as well as a decrease in prepaid expenses and other assets.  The Company has a substantial $1.8 million investment in inventory and will need to convert purchased components to finished units to subsequently sell to customers.  The sale of these finished units will be subject to market conditions which are generally outside the Company’s control.  The Company expects to be able to sell these units at a price exceeding cost but we cannot assure you that we will be able to do so.

Net cash provided by investing activities in the nine months ended September 30, 2001 was $7,876,000, as compared with $17,062,000 used in the nine months ended September 30, 2000.  The increase was due to the proceeds from the sale of short-term investments during the first nine months of 2001.

The Company's financing activities provided cash of $26,000 in the nine months ended September 30, 2001 as compared to $24,955,000 in the nine months ended September 30, 2000.  During the first quarter of 2000, the Company completed a private placement of common stock that raised $21.5 million in net proceeds.

The Company’s principal source of liquidity at September 30, 2001 consists of cash, cash equivalents and short-term investments in the amount of $13.0 million.  The Company believes it has the necessary cash, cash equivalents and short-term investments on hand to fund its operations through at least the next 15 months.

The Company believes that the success of the Patient State Analyzer is the most critical component to the Company’s ability to become profitable.  The Company shipped the first units of the Patient State Analyzer to its exclusive U.S. distributor during the third quarter of 2000.  During the fourth quarter of 2000 and first quarter of 2001, shipments exceeded the minimum amounts required to permit the U.S. distributor to maintain its exclusive distributorship of the PSA in the U.S.  During the second and third quarters of 2001, orders by and consequently shipments to the U.S. distributor were not sufficient to meet the exclusivity provisions of the distribution agreement.  The Company is currently in discussion with its U.S. distributor regarding purchase commitments for the remainder of 2001, but no agreement has yet been reached.

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

During the second and third quarter of 2001, we experienced a general slowdown in orders and in end-user demand for the PSA system.  We believe that this slowdown is due in part to economic conditions generally and in the healthcare sector in particular.  In addition, marketing programs instituted by one of our competitors have adversely affected our ability to sell PSA products.   Finally, as a result of market feedback, we have concluded that we need to introduce a simpler headpiece for use with the PSA system.  This headpiece is currently under development and is expected to be available for commercial sale in 2002.  At this point, we are currently unable to accurately predict future demand for the PSA, and we cannot assure you that the current economic environment and current product market environment will not continue.

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

We have experienced significant operating losses since inception and, as of September 30, 2001, had an accumulated deficit of approximately $43.7 million.  The development and commercialization of the PSA system and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next year as we continue to expend substantial resources to expand marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, including particularly if the PSA system is able to garner market acceptance.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

We may need additional funds, and such funds may not be available on commercially reasonable terms when we need them.

We plan to continue to expend substantial funds for obtaining regulatory approvals, on sales and marketing activities and research and development.  We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business.  Although we believe that our existing cash balances will be sufficient to meet our operating and capital requirements during the next 15 months, we may require additional financing within this time frame. Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory matters, and the extent to which the PSA system gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financings may result in substantial dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

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

September 30, 2001

PART II	Other Information

	ITEM 1	Legal Proceedings:
Not applicable.

	ITEM 2	Changes in Securities:
Not applicable.

	ITEM 3	Defaults upon Senior Securities:
Not applicable.

	ITEM 4	Submission of matters to a vote of security holders:
Not applicable.

	ITEM 5	Other information:
None.

	ITEM 6	Exhibits and reports on Form 8-K:

(a) Exhibits - None

(b) Reports on Form 8-K - None

September 30, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE: November 14, 2001

	BY:	/s/John A. Williams
John A. Williams
President, Chief Executive
Officer

	BY:	/s/Daniel W. Muehl
Daniel W. Muehl
Vice President and Chief
Financial Officer
(Principal Financial and
Accounting Officer)