Form 10-K
period 2001-12-31
PHYSIOMETRIX INC
filed 2002-03-29
CIK 1010397

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission File Number: 000-27956

Physiometrix, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0248588 (I.R.S. employer identification no.)
Five Billerica Park, 101 Billerica Ave., N. Billerica, MA (Address of principal executive offices)	01862 (Zip code)

Registrant's telephone number, including area code: (978) 670-2422

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $13,291,503 as of February 28, 2002, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the NASDAQ National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2002, the Registrant had outstanding 8,421,952 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Physiometrix, Inc.

INDEX

PART I

Item 1. BUSINESS

Introduction

        We design, develop, manufacture and market noninvasive, advanced medical products incorporating proprietary materials, electronics technology and software for use in neurological monitoring applications during surgical and diagnostic procedures. We sell our products for use in hospitals, clinics and physicians' offices domestically and internationally. Our current principal product focus is our Patient State Analyzer ("PSA 4000"), an innovative system for monitoring brain activity during anesthesia.

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

        Patient State Analyzer.    The PSA 4000 provides a simplified, user-friendly analysis of patient brain activity during surgical procedures involving general anesthesia. Currently, such monitoring is used only in a small percentage of all such procedures, primarily during high-risk interventions such as cardiology and neurology surgeries. Traditional EEG devices also require a neurologist to interpret their data output. As a result, anesthesiologists are reluctant to use EEG monitoring during other surgical procedures, despite the potential benefits offered by brain monitoring, such as improved patient safety, shorter patient recovery times, and lower overall costs per procedure.

        We have shown in clinical studies that monitoring patients' brain activity during surgery with the PSA 4000 will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of postoperative recovery time required, and eliminate the requirement of a neurologist or specialized technologists to interpret EEG results during surgery. We believe that these benefits create the opportunity for the PSA 4000 to become the standard of care during surgical interventions using general anesthesia. The product received 510(k) clearance from the Food and Drug Administration ("FDA") in June 2000. The Company markets the PSA 4000 in the United States through Baxter Healthcare Corporation ("Baxter").

        In February 2002, the Company filed a 510(k) clearance application with the FDA for the PSArray2, a new frontal headpiece for use with the PSA 4000 system. This new frontal array headpiece is designed to be easier to affix to the head during surgical procedures than the Company's existing headpiece. The Company believes, based on its market research and feedback, that the availability of a frontal headpiece will enhance the attractiveness of the PSA 4000. Although the Company cannot predict when the FDA will act on the Company's application and whether clearance will in fact be received, the Company currently expects to be in a position to introduce the PSArray2 during the second quarter of 2002.

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

        The table below summarizes the products currently offered by us, the products we are developing, the markets served by these products and their present development and/or commercialization status:

Product	Description	Development/ Commercialization Status
Patient State Analyzer	Intraoperative EEG monitoring system	Commercial sales
PSArray2 — Frontal array for use with Patient State Analyzer	Easier to use headpiece for use with Patient State Analyzer	510(k) clearance application filed with FDA; approval anticipated during Q2 2002
HydroDot NeuroMonitoring System
e-Net	EEG headpiece	Commercial sales
Small e-Net	EEG headpiece for children	Commercial sales
OR e-Net	EEG headpiece for operating room Applications	Commercial sales
HydroDot biosensors	Disposable biosensors for use with e-Nets	Commercial sales
HydroSpot biosensors	Disposable biosensors attached to lead wires	Commercial sales

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

        There are approximately 42 million surgical interventions performed annually worldwide under general anesthesia according to Frost and Sullivan. This represents a large market opportunity for the PSA 4000. The Company has developed the PSA 4000 to address this market. Currently, anesthesiologists measure heart, breathing rates, as well as other physiological changes, to monitor the effect of anesthesia on patients. However, the brain, the organ which anesthetic drugs affect the earliest, is generally not directly monitored. Nevertheless, in several types of surgical procedures, including high-risk cardiology and vascular surgical procedures, brain monitoring is recognized by clinicians as particularly important. Routine monitoring of brain functions during surgery can result in earlier detection of abnormalities that, if left undetected, could result in serious surgical and post surgical complications. Such monitoring can also potentially reduce costs and postoperative recovery times by enabling a reduction in the amount of anesthesia used during the surgical procedure, which would enable patients to emerge from the effects of the anesthesia and be ambulatory more quickly following the procedure. In addition, anesthesiologists are typically not familiar with conventionally produced EEG test results, and a neurologist must therefore be on hand to interpret EEG test information. The Company believes that the availability of a low cost, easy to use monitoring device such as the PSA 4000 could substantially increase brain monitoring during surgical procedures involving general anesthesia.

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

The Physiometrix Solution

        The Company believes that the availability of a low-cost, easy to use monitoring device such as the PSA 4000, could substantially increase brain monitoring during surgery and has the potential to become the standard of care in brain monitoring during administration of general anesthesia.

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

  •
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

  •
  Diversify Product Offerings to Increase Market Penetration. The Company seeks to offer a range of products, including hardware and disposable products designed to encourage broader use of EEG monitoring. Toward this end, the Company has developed and is seeking FDA 510(k) clearance for the PSArray2, a frontal headpiece for use with the PSA 4000 system.

  •
  Broaden Marketing Channels. The Company has already established a strategic relationship with Baxter for distribution of its PSA 4000 in the United States. The Company will seek to secure an exclusive partner for distribution in major international markets, principally Europe and Japan.

  •
  Outsource Manufacturing to Control Costs. The Company outsources many manufacturing processes to qualified contract manufacturers to control costs, maintain quality and reduce capital investment, while retaining control over key proprietary processes for certain components of its products.

Products and Technology

        PSA 4000.    Physiometrix developed the PSA 4000 for brain monitoring in the operating room. The PSA 4000 is expected to utilize a single use Disposable Appliance to record EEG for continuous analysis by the PSA 4000. The PSA 4000 is being designed to extract data known to be sensitive to the functional level of each region of the brain, the adequacy of blood supply and the interaction of each region with neighboring regions on the opposite side of the brain. Based on such measurements, statistical procedures will be used to deliver an analysis of the data into a measurement for monitoring the effects of anesthesia. During intraoperative procedures, the PSA 4000 will constantly monitor data and alert the anesthesiologist as to changes in the patient's state of consciousness. The PSA 4000 will provide the anesthesiologist with a readout regarding the patient's ideal anesthetized state.

        Traditionally, the anesthesiologist has had three objectives:

  •
  put the patient to sleep

  •
  prevent patient response to pain

  •
  ensure that the patient does not move during surgery

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

        Brain monitoring with traditional EEG techniques involves lengthy setups, the use of flammable materials, and cumbersome equipment. Traditional EEG devices also require a neurologist to interpret their data output. As a result, anesthesiologists are generally reluctant to use EEG monitoring, despite the potential benefits offered by brain monitoring such as improved patient safety and shorter patient recovery times. The Company's PSA 4000 provides a simple automated resolution of the difficulties of EEG use and interpretation in the operating room ("OR").

        The Company believes that monitoring patient's brain activity during surgery will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of postoperative recovery time required.

        There is also a market opportunity for the use of awareness monitoring during the administration of sedation to patients in recovery rooms and during certain diagnostic and therapeutic procedures which are performed outside the OR. The Company is ready to adopt its technology to any modular monitoring system now in use in operating rooms around the world.

        The PSA 4000 consists of portions of the Company's Equinox EEG hardware with a single use version of the e-Net in place of the standard e-Net and an 8-channel preamplifier input. Software includes testing electrode impedance, amplifier calibration, EEG collection, quantitative analysis after artifact removal (brain wave abnormalities resulting from external stimulation, eye blinking or muscle movement), display and storage. The capability to construct group norms for a particular procedure will be provided, so the user can build criteria for the typical patient.

        The PSA 4000 represents a new approach for brain monitoring during surgery. Market acceptance of this product will be dependent upon, among other things, the willingness of physicians, EEG technicians and others to adopt use of these products. Market acceptance will also be dependent upon the Company's ability to convince potential users of this product of its cost and efficacy advantages.

Since commercial introduction of the PSA 4000 in 2000, the Company has ascertained that the lack of a frontal headpiece for use in capturing signals from the brain has been an issue affecting market acceptance. Accordingly, the Company has developed and is seeking regulatory approval for such a headpiece. The PSArray2 frontal headpiece is attached only to the patient's forehead and is therefore easier to attach than the Company's existing headpiece. The Company believes, based on its market research and feedback, that the availability of the PSArray2 frontal headpiece will enhance the attractiveness of the PSA 4000.

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

        The e-Net is held in place by adjustable straps, one at the back of the neck and the other around the chin. These strap positions minimize interaction between head motion and electrode position. The open handed design of the e-Net allows access to the scalp for parting the hair and for placing additional biosensors on the patient. The expandable, shielded wire leads on the outside of the e-Net are combined into a single connector that interfaces to the straight cable. The e-Net is reusable with an expected lifetime of up to 200 applications. The elastic material is shielded by a fabric sheath and the wires are covered in a protective jacket and ultrasonically welded to the biosensor sockets. The disposable biosensors snap out of the e-Net after it is removed and the entire e-Net may be sterilized in disinfectant solution. Its key competitive features are elastic proportionality, increased patient comfort, standardized placement of biosensors, elimination of measurements, open handed design, integrated wiring, and durability. The e-Net is currently sold separately or as a starter kit with a half case of HydroDot biosensors (enough for approximately 10 EEG procedures) and a straight cable for connection to EEG machines.

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

Marketing and Distribution

        The Company selected Baxter, a major medical products company with substantial experience and capabilities in sales of capital equipment to hospitals, anesthesiologists and other potential users of brain monitoring systems, as its exclusive distribution partner in the United States for the PSA 4000. The Company currently intends to maintain its clinical sales force at its current level to market the PSA 4000 in conjunction with Baxter and to secure an exclusive partner for distribution in major international markets, principally Europe and Japan.

Research and Development

        Physiometrix research and development activities are performed by the Company's internal research and development staff, whose activities are augmented by the use of outside consultants for particular projects and areas of specialization. The Company has retained consultants for hardware and software design and clinical evaluation and development of the PSA 4000. The Company's future research and development efforts are expected to be focused on continued development of the PSA 4000 and related product enhancements and extensions.

        Research and development expenses for the years ended December 31, 1999, 2000 and 2001 were $2,153,956, $2,775,324 and $3,850,155 respectively, none of which was customer funded.

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

Competition

        The Company believes that the primary competitive factors in the market for neurological monitoring devices are the ability to provide products that can improve clinical efficacy, reduce patient setup time, and contribute to improvement of laboratory operating efficiencies. The Company believes that the innovations it has developed in the field of neurology monitoring can potentially afford it a competitive advantage. There is currently one other company, Aspect Medical, that has a commercial product for brain monitoring during anesthesia similar to the PSA 4000.

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

Government Regulation

  United States

        The Company's HydroDot NeuroMonitoring System, including its family of e-Nets, and HydroDot biosensors, HydroSpot, PSA 4000 and other potential products are and will be regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP"). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life sustaining, life supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. FDA also has the authority to require clinical testing of Class I and Class II devices. A premarket approval ("PMA") application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class II device for which FDA has called for such applications.

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

        The Company received clearance of 510(k) premarket notification from the FDA to market the PSA 4000, HydroDot NeuroMonitoring System, HydroSpot and Equinox EEG System for EEG monitoring and the EP System for certain external defibrillation applications and Radio Frequency ("RF") return during electrosurgical procedures where a combination of defibrillation and RF return indications is required. In February 2002, the Company filed a 510(k) clearance application for the PSArray2, a frontal array headpiece for use with the PSA 4000 system.

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

Third Party Reimbursement

        In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as the Company's products, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. Reimbursement for neurophysiological monitoring procedures performed using devices that have received FDA clearance or approval has generally been available in the United States. The Company anticipates that in a capitated payment system, such as the Diagnostically Related Group ("DRG") system utilized by Medicare and many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products.

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

Employees

        As of December 31, 2001, the Company had 51 full time employees. Of these employees, 13 were engaged in research and development activities, 16 in manufacturing and manufacturing engineering, 8 in quality assurance and regulatory affairs, 8 in sales and marketing, and 6 in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

Risk Factors

        You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

        We are dependent upon the PSA 4000, and if we are unable to introduce and successfully commercialize this product, our business will be seriously harmed.

        Our business is completely dependent upon the PSA 4000. If we are able to introduce the PSA 4000, we will need to build market acceptance for the system. Because we will depend upon our PSA 4000 for substantially all of our future revenue and we have no other significant products, if we are unable to commence commercial sales of or achieve widespread market acceptance for the PSA 4000, we will not be able to sustain or grow our business. In this event, our business and operating results would be seriously harmed and our stock price would likely decline.

        We will not be able to achieve revenue growth or profitability if hospitals and anesthesia service providers do not buy and use the PSA 4000 in sufficient quantities.

        Our revenue growth and prospects will depend on customer acceptance and usage of the PSA 4000. Customers may determine that the cost of the PSA 4000 exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the PSA 4000. In addition, hospitals and anesthesia providers may not accept the PSA 4000 as an accurate means of assessing a patient's level of consciousness during surgery if patients regain consciousness during surgery while being monitored with the PSA 4000 or if they do not consider the PSA 4000 to be a clinically reliable measuring system for other reasons. If extensive or frequent malfunctions occur, these providers may also conclude that the

PSA 4000 is unreliable. If hospitals and anesthesia providers do not accept the PSA 4000 as cost-effective, accurate or reliable, they will not buy and use the PSA 4000 in sufficient quantities to enable us to be profitable. In this event, our business, operating results and long-term prospects would be seriously harmed. Our stock price would also likely decline.

        During the second, third and fourth quarters of 2001, we experienced a sharp downturn in orders and in end-user demand for the PSA 4000. We believe that this downturn is due in part to economic conditions generally and in the healthcare sector in particular. In addition, marketing programs instituted by one of our competitors have adversely affected our ability to sell PSA 4000 products. More specifically, however, as a result of market feedback, we have concluded that we need to introduce a simpler headpiece for use with the PSA 4000. This frontal array headpiece has been developed, and we have filed a 510(k) clearance application with the FDA for this headpiece. We cannot assure you as to when or whether FDA clearance for this headpiece will be received. Even if FDA clearance for this headpiece is received, we cannot assure that introduction of the PSArray2 will improve market acceptance of the PSA 4000 or our results of operations. At this point, we are currently unable to accurately predict future demand for the PSA 4000, and we cannot assure you that the current economic environment and current product market environment will not continue.

        We expect to continue to incur losses in the future, and we cannot assure you that we will ever become profitable.

        We have incurred net losses in each year since inception. We expect to continue to incur substantial research and development, sales and marketing and general and administrative expenses in future periods. We will spend these amounts before we receive any incremental revenue from these efforts. Therefore, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses. Failure to become and remain profitable may depress the market price of our common stock and our ability to raise capital and continue our operations.

        We have a limited operating history that you may use to assess our prospects, and we have no operating experience or history related to the PSA 4000, our current principal product.

        We have a limited history of operations. Since our inception in January 1990, we have been primarily engaged in research and development of neurophysiological monitoring products. To date, we have sold only a small number of units of our HydroDot NeuroMonitoring System and these sales have generated only limited revenues. Furthermore, these products are not central to our core business, which relates to the development and commercialization of the PSA 4000. We have had limited revenues from commercial sales of the PSA 4000. Accordingly, our historical results of operations may be of limited utility in evaluating our future prospects. In addition, we do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability. Whether we can successfully manage the transition to a larger scale commercial enterprise will depend upon the successful development of our manufacturing capability, the development of our marketing and distribution network, obtaining U.S. FDA and foreign regulatory approvals for future products and other potential products and strengthening our financial and management systems, procedures and controls. With respect to our PSA 4000, we will need to develop in collaboration with third parties, a sales and marketing effort targeted towards anesthesiologists, rather than neurologists to whom we have previously marketed our products. Accordingly, due to the significant change in our business associated with the PSA 4000, our historical financial information is of limited utility in evaluating our future prospects, and we cannot assure that we will be able to achieve or sustain revenue growth or profitability.

        We face intense competition and may not be able to compete effectively, which could harm the market for our products and our operating results.

        We expect to face substantial competition from larger medical device companies that have greater financial, technical, marketing and other resources than we do. As our resources in these areas are extremely limited, any current or potential competitor of ours is likely to have greater resources in these areas. In particular, Aspect Medical markets an anesthesia monitoring system that competes with the PSA 4000. Aspect has received FDA clearance for this system and is marketing it in the U.S and internationally. We may not be able to compete effectively with Aspect or other potential competitors. Other companies may develop anesthesia-monitoring systems that perform better than the PSA 4000 and/or sell for less. Competition in the sale of anesthesia-monitoring systems could result in the inability of the PSA 4000 to achieve market acceptance, price reductions, fewer orders, reduced gross margins and inability to establish or erosion of market share. Any of these events would harm our business and operating results and cause our stock price to decline.

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

        As the market for anesthesia monitoring equipment matures, we need to develop and introduce new products for anesthesia monitoring or other applications. We face at least the following risks:

  •
  we may not successfully adapt the PSA 4000 to function properly in the intensive care unit, for procedural sedation, when used with anesthetics we have not tested or with patient populations we have not studied, such as infants and young children, and
  •
  our technology is complex, and we may not be able to develop it further for applications outside anesthesia monitoring.

        If we do not successfully adapt the PSA 4000 for new products and applications both within and outside the field of anesthesia monitoring, then we could lose revenue opportunities and customers.

        We have experienced significant operating losses to date, and our future operating results could fluctuate significantly.

        We have experienced significant operating losses since inception and, as of December 31, 2001 had an accumulated deficit of approximately $46.1 million. The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures. We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, including particularly if the PSA 4000 is able to garner market acceptance. In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

        We may need additional funds, and such funds may not be available on commercially reasonable terms when we need them.

        We plan to continue to expend substantial funds for obtaining regulatory approvals, continuing sales and marketing activities and research and development. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business. Although we believe that our existing cash reserves will be sufficient to meet our operating and capital requirements during the next 15 months, we may require additional financing within this time frame. Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory matters, and the extent to which the PSA 4000 gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

        Our reliance on sole and limited source suppliers could harm our ability to meet customer requirements in a timely manner or within budget.

        Some of the components that are necessary for the assembly of our PSA 4000 are currently provided to us by separate sole suppliers or a limited group of suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. We have experienced shortages and delays in obtaining some of the components of our PSA 4000 in the past, and we may experience similar delays or shortages in the future. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of the PSA 4000, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture PSA 4000 in a timely manner or within budget.

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

        We could become involved in litigation relating to intellectual property rights, and any such litigation, even if resolved favorably to us, will result in significant cost and diversion of management's time and effort.

        The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the US PTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, US PTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others.

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

        Our products are based on complex technology. Accordingly, we require skilled personnel to develop, manufacture, sell and support our products. In addition, as we move to continue commercialization of our products, we may require additional personnel skilled in the sales and marketing of medical device products. Our future success will depend largely on our ability to continue to hire, train, retain and motivate additional skilled personnel, particularly sales representatives and clinical specialists who are responsible for customer education and training and post-installation customer support. We continue to experience difficulty in recruiting and retaining skilled personnel because the pool of experienced persons is small and we compete for personnel with other companies, many of which have greater resources than we do. Consequently, if we are not able to attract and retain skilled personnel, we will not be able to expand our business.

        Failure of users of the PSA 4000 to obtain adequate reimbursement from third party payors could limit market of the system, which could prevent us from growing our business.

        Anesthesia providers are generally not reimbursed separately for patient monitoring activities, including any such activities that would involve use of the PSA 4000. Accordingly, potential users of the PSA 4000 would have to justify its use based on the clinical and cost benefits they believe use of the system provides. For hospitals and outpatient surgical centers, when reimbursement is based on charges or costs, patient monitoring with the PSA 4000 may reduce reimbursements for surgical procedures, because charges or costs may decline as a result of monitoring with the PSA 4000. Failure by hospitals and other users of the PSA 4000 to obtain adequate reimbursement from third-party payors, or any reduction in the reimbursement by third-party payors to hospitals and other users as a result of using the PSA 4000 could limit market acceptance of the PSA 4000, which could prevent us from growing our revenues and our business.

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

        Our stock price may fluctuate for many reasons, including timing of regulatory actions relating to the PSA 4000, variations in our quarterly operating results and changes in market valuations of medical device companies. Recently, when the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

Item 2. PROPERTIES

        The Company leases an approximately 17,100 square foot facility in North Billerica, Massachusetts. This facility includes manufacturing, laboratory and office space. The facility is leased through November 14, 2003. The Company believes these facilities will be adequate to meet its current and reasonably anticipated future requirements.

Item 3. LEGAL PROCEEDINGS

        The Company is not party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol PHYX. The number of record holders of the Company's Common Stock at February 28, 2002 was 73. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

        The Company completed an initial public offering of 2,000,000 shares of Common Stock in April 1996. On February 29, 2000, the Company closed a private placement of 2,080,340 shares of Common Stock. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

        Quarterly high and low stock prices are as follows:

Quarter Ended	High	Low
March 31, 2001	$16.375	$4.500
June 30, 2001	$6.150	$3.000
September 30, 2001	$3.150	$1.000
December 31, 2001	$2.200	$0.590
Quarter Ended	High	Low
March 31, 2000	$23.938	$3.875
June 30, 2000	$24.000	$9.500
September 30, 2000	$28.000	$20.250
December 31, 2000	$25.500	$12.625

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	1997	1998	1999	2000	2001
Statements of Operations Data:
Revenues	$1,006,381	$596,535	$362,848	$2,466,595	$2,718,305
Costs and expenses:
Cost of products sold	1,925,316	2,151,889	796,346	2,957,652	6,627,461
Research and development	2,500,601	4,108,451	2,153,956	2,775,324	3,850,155
Selling, general and administrative	2,739,423	1,935,941	985,559	2,595,554	4,987,845
Equipment write-off	—	337,648	—	—	—

	7,165,340	8,533,929	3,935,861	8,328,530	15,465,461

Operating loss	(6,158,959)	(7,937,394)	(3,573,013)	(5,861,935)	(12,747,156)
Interest income	788,878	406,677	135,656	1,139,802	752,106
Interest expense	(23,016)	—	—	—	—

Net loss	$(5,393,097)	$(7,530,717)	$(3,437,357)	$(4,722,133)	$(11,995,050)

Basic and diluted net loss per common share	$(.96)	$(1.33)	$(.60)	$(.60)	$(1.42)

Shares used in computing basic and diluted net loss per common share	5,615,360	5,678,644	5,768,094	7,812,544	8,420,667

	December 31,
	1997	1998	1999	2000	2001
Cash, cash equivalents and short-term investments	$11,588,286	$4,589,585	$1,365,002	$21,850,127	$10,727,991
Working capital	11,555,124	4,454,151	1,163,810	22,426,459	10,276,802
Total assets	13,376,170	5,201,374	1,853,759	25,096,179	12,808,656
Accumulated deficit	(18,394,184)	(25,924,901)	(29,362,258)	(34,084,391)	(46,079,441)
Total stockholders' equity	12,310,052	4,851,264	1,463,525	22,983,557	10,897,930

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of Physiometrix, Inc. (the "Company") should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-K. This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described in the Risk Factors section of Item 1 of this report on Form 10-K and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to Food and Drug Administration ("FDA") approvals; (ix) third-party reimbursement, (x) operating and capital requirements and (xi) clinical trials.

Overview

        Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. The Company's products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications. The Company's initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. The Company also has two additional neurological monitoring products, the Equinox EEG System which was commercially introduced in February 1997 and discontinued in June 1998 and the Patient State Analyzer ("PSA 4000") which received FDA 510(k) approval on June 30, 2000.

        Physiometrix has a limited history of operations and has experienced significant operating losses since its inception. As of December 31, 2001, the Company had an accumulated deficit of approximately $46.1 million. The PSA 4000 and the HydroDot NeuroMonitoring System are currently the Company's principal commercial products. The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company's products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally. Since the third quarter of 2000, substantially all of the Company's sales were to Baxter Healthcare Corporation (Baxter). There can be no assurance the Company will achieve significant commercial revenues or profitability.

        In May 2000, the Company entered into a distribution arrangement with Baxter for the exclusive distribution of the Company's PSA 4000 in the United States. Baxter is required to make quarterly minimum purchases under the contract. The penalty for purchases below minimum requirements is loss of exclusivity. The contract is for five years and is cancelable by either party eighteen months after the effective date with a six-month notice. The Company began shipments of the PSA 4000 in the third quarter of 2000.

        During the fourth quarter of 2000 and first quarter of 2001, shipments exceeded the minimum amounts required to permit Baxter to maintain its exclusive distributorship of the PSA 4000 in the U.S. During the second, third and fourth quarters of 2001, orders by and, consequently, shipments to Baxter were not sufficient to meet the exclusivity provisions of the distribution agreement. The Company is currently in discussion with Baxter regarding purchase commitments for the future, but no agreement has yet been reached.

        During 2001, the Company began development of the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with the Company's PSA 4000 consciousness-monitoring system. The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000. The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002. The introduction of this product is critical to the future success of the Company. The Company expects to be able to introduce this product in the second quarter of 2002; however, the Company cannot assure you as to when or whether FDA clearance for this product will be obtained.

Critical Accounting Policies

        In December 2001, the Securities and Exchange Commission requested that all registrants discuss their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Operations. The Commission indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results, and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are more fully described in Note 2 to the Company's financial statements included elsewhere in this report, management believes the following accounting policies to be critical:

  Use of Estimates

        The Company prepares its financial statements in accordance with generally accepted accounting principles. These principles require that the Company make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

        The Company recognizes revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Results of Operations

  Years Ended December 31, 2001 and 2000

  Revenues

        Revenues increased 10% to $2,718,000 for the year ended December 31, 2001 from $2,467,000 for the year ended December 31, 2000. This increase is primarily due to the shipment of 490 units of the PSA 4000 during 2001 compared to shipments of 460 units during 2000 under the Company's distribution agreement with Baxter. The shipments during 2001 were concentrated in the first quarter, with the Company achieving $2.1 million of revenues during such quarter. During the second, third and fourth quarters of 2001, orders by and, consequently, shipments to Baxter were not sufficient to meet the exclusivity provisions of the distribution agreement. The Company is currently in discussion with Baxter regarding purchase commitments for the future, but no agreement has yet been reached. Future revenues could decline unless the Company is able to successfully and timely introduce the PSArray2 and expand sales and distribution activities outside the United States. Sales of the Company's HydroDot NeuroMonitoring products of $307,000 in 2001 were relatively unchanged compared to 2000.

  Cost of Products Sold

        Cost of products sold increased 124% to $6,627,000 for the year ended December 31, 2001 from $2,958,000 for the year ended December 31, 2000. This increase was due to a $3.6 million charge to cost of products sold in 2001 which included a $2.9 million provision for inventory on hand in excess of expected demand and a $0.7 million provision for non-cancelable purchase orders. The charge was a result of Baxter's failure to meet its minimum purchase requirements under the distribution agreement, which created uncertainty as to the future sales volume of the PSA 4000.

  Gross Margin

        The negative gross profit margin during 2001 resulted from selling PSA 4000 units at a volume less than what is needed to cover fixed and variable costs in the manufacturing group as well as the provision for excess inventory and loss on fixed purchase commitments of $3.6 million taken during 2001. The negative gross profit margin in 2000 resulted from costs of the product and the level of headcount and overhead required in the Company's manufacturing group.

  Research and Development Expenses

        Research and development expenses consisting principally of headcount related expenses, clinical study costs, and consulting fees, increased 39% to $3,850,000 for the year ended December 31, 2001 from $2,775,000 for the year ended December 31, 2000. This increase is primarily due to increased headcount, outside consulting and product development costs associated with continued development of the PSA 4000 and the development of the PSArray2.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 92% to $4,988,000 for the year ended December 31, 2001 from $2,596,000 for the year ended December 31, 2000. This increase is due to increased selling and marketing efforts along with an extensive market research study in 2001. The Company added nine SG&A employees during 2001 and increased its costs related to the use of consultants by 213%.

  Interest Income

        Interest income decreased to $752,000 for the year ended December 31, 2001 from $1,140,000 for the year ended December 31, 2000. This was due to lower average cash balances available for investment in 2001.

  Income Taxes

        The Company has experienced operating losses since inception and therefore has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2001 and 2000, have been established in each period to reflect these uncertainties.

        At December 31, 2001, the Company had tax net operating loss carryforwards of approximately $29.7 million available to offset federal taxable income, which expire in varying amounts through 2021, and $23.4 million to offset state taxable income, which expire in varying amounts through 2006. The Company also has research and development tax credit carryforwards of approximately $1,278,000 available to offset income taxes, which expire in varying amounts through 2021. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards will be subject to annual limitations based upon ownership changes of the Company's stock which have occurred. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

  Years Ended December 31, 2000 and 1999

  Revenues

        Revenues increased 580% to $2,467,000 for the year ended December 31, 2000 from $363,000 for the year ended December 31, 1999. This increase is primarily due to the Company's distribution agreement with Baxter entered into in 2000, which resulted in sales of 460 units of the PSA 4000, which began during the third quarter of 2000. Sales of the Company's HydroDot NeuroMonitoring products which amounted to $304,000 in 2000 were relatively unchanged compared with the previous year.

  Cost of Products Sold

        Cost of products sold increased 271% to $2,958,000 for the year ended December 31, 2000 from $796,000 for the year ended December 31, 1999. This increase was primarily due to product costs of the PSA 4000, which began during the third quarter of 2000, and additional headcount and expenses in the manufacturing group.

Gross Margin Deficit

        The gross margin deficit results from costs of the product and the level of headcount and overhead required in the Company's manufacturing group. The gross margin produced by our current products at the current sales volume is not sufficient to cover these expenses. We began shipments of the PSA 4000 in September 2000 and will not achieve positive gross margin until at least fiscal year 2001. The PSA 4000 will be the main product that provides gross margin going forward.

  Research and Development Expenses

        Research and development expenses consisting principally of headcount related expenses, consulting fees and clinical trial expenses increased 29% to $2,775,000 for the year ended December 31, 2000 from $2,154,000 for the year ended December 31, 1999. This increase is primarily the result of outside consulting related to the analysis of the data from the prospective study of the PSA 4000, stock option compensation expense and continued development of future product offerings related to the PSA 4000. The Company filed a 510(k) submission with the FDA on March 31, 2000 and received 510(k) approval for the PSA 4000 on June 30, 2000.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 163% to $2,596,000 for the year ended December 31, 2000 from $986,000 for the year ended December 31, 1999. This increase is due to expenses related to relisting on the Nasdaq National Market, headcount related expenses, costs associated with investor relations, professional fees and marketing expenses incurred related to the commercialization of the PSA 4000.

  Interest Income

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

  Income Taxes

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

        At December 31, 2000, the Company had federal net operating loss carryforwards of $23,000,000 and research and development tax credit carryforwards of $607,000, that will expire in varying amounts through 2020, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Selected Quarterly Financial Data:

	Quarter Ended
	March 31, 2000	June 30, 2000	September30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$87,243	$91,662	$907,120	$1,380,570	$2,083,090	$474,852	$75,206	$85,157
Cost of products sold	224,631	252,476	1,011,310	1,469,235	2,043,779	681,984	3,337,125	564,573
Gross margin (deficit)	(137,388)	(160,814)	(104,190)	(88,665)	39,311	(207,132)	(3,261,919)	(479,416)
Operating loss	(1,465,813)	(1,094,579)	(1,575,876)	(1,725,667)	(1,787,680)	(2,819,872)	(5,728,171)	(2,411,433)
Net loss	(1,349,275)	(780,122)	(1,234,388)	(1,358,348)	(1,465,771)	(2,605,885)	(5,576,001)	(2,347,393)
Basic and diluted net loss per share	$(0.21)	$(0.10)	$(0.15)	$(0.16)	$(0.17)	$(0.31)	$(0.66)	$(0.28)

Liquidity And Capital Resources

        At December 31, 2001, the Company's cash, cash equivalents and short-term investments were $10,728,000 as compared to $21,850,000 at December 31, 2000.

        The Company's operating activities used cash of $10,864,000 in the year ended December 31, 2001 as compared to $5,129,000 in the year ended December 31, 2000. The $5,735,000 increase in net cash used in 2001 compared to 2000 was primarily the result of the increased net loss of the Company, which was partially offset by a large decrease in accounts receivable.

        Net cash provided by investing activities in the year ended December 31, 2001 was $10,170,000, as compared with $18,807,000 used in the year ended December 31, 2000. The increase was due to the net proceeds from the sale of short-term investments in the amount of $10,460,000 during 2001 compared to net purchases in the amount of $18,451,000 in 2000.

        The Company's financing activities provided cash of $25,803 in the year ended December 31, 2001 as compared to $25,970,000 of cash provided in the year ended December 31, 2000. During the first quarter of 2000, the Company completed a private placement of common stock that raised $21.4 million in net proceeds. As part of the private placement, the Company issued warrants to purchase 624,102 shares of common stock at $14.04 per share. A total of 345,858 of warrants were exercised for $4.4 million in proceeds during the year.

        The Company's principal source of liquidity at December 31, 2001 consists of cash, cash equivalents and short-term investments, which aggregate $10.7 million. The Company believes it has the necessary cash, cash equivalents and short-term investments on hand at December 31, 2001 to fund its operations and execute its operating plan through March 2003. The Company has already taken the necessary actions in the first quarter of 2002 to manage its cash consistent with its operating plan by eliminating specifically identified incremental costs including outside consultants.

        The Company believes that the success of the PSA 4000 is the most critical component to the Company's ability to continue as a going concern. The Company's plan for 2002 is to file a 510(k) application for its PSArray2, and secure the necessary approval from the FDA by mid-2002. On February 28, 2002, the Company filed its 510(k) application. The costs to be incurred in 2002 through 510(k) approval are not expected to be in excess of $200,000. If the Company secures regulatory approval, the Company intends to sell to its existing distributor, Baxter, and pursue a distributor for rest of the world rights.

        In the event the regulatory approval is denied, the Company would consider further refinement or development of the PSArray2. Should this condition occur, the Company's liquidity will be negatively impacted. The Company may need to adjust its expenditures in 2002 to conserve working capital.

        Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology, if by the end of 2002 or early 2003, its cash constraints will not allow it to execute its plan.

        The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

Item 8. QUANTITATIVE AND QUALITATIVE MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of December 31, 2001, 100% of our total portfolio will mature in one year or less.

Item 9. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1.

Item 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

        Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 30, 2002 and certain information included therein is incorporated herein by reference.

Item 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 Election of Directors" in the Proxy Statement.

        The executive officers of the Registrant, who are elected by the board of directors, are as follows:

Name	Age	Position
John A. Williams	54	President, Chief Executive Officer and Director
Daniel W. Muehl	39	Vice President of Finance & Administration and Chief Financial Officer

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

Item 12. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.

Item 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.

Item 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  1. Financial Statements

    The following Financial Statements of Physiometrix, Inc. and Report of Ernst & Young LLP, Independent Auditors are in this Form 10-K.

    2. Financial Statement Schedules

    All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    3. Exhibits

    Refer to (c) below.

  (b)Reports on Form 8-K

    The Company was not required to and did not file any reports on Form 8-K during the year ended December 31, 2001.

  (c) Exhibits

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company, as amended.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Form of Warrant Agreement between the Company and Cruttenden Roth Incorporated, with form of Warrant attached
10.1(1)	Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2(1)	1991 Incentive Stock Plan and Form of Stock Option Agreement thereunder.
10.3(2)	1996 Director Option Plan.
10.4(2)	1996 Employee Stock Purchase Plan and forms of agreements thereunder.
10.5(1)	Lease dated October 11, 1994 between the Company and Yvon Cormier, Trustee of YCEE Investment Trust, for a facility located at Five Billerica Park, 101 Billerica Avenue, North Billerica, Massachusetts 01862.
10.6(1)	Restated Shareholder Rights Agreement dated June 24, 1994 between the Company and certain holders of the Company's securities.

10.7(3)	Stock Purchase Agreement dated February 29, 2000 between the Registrant and the purchasers of common stock of the Registrant named therein, including form of Stock Purchase Warrant and other exhibits thereto.
10.8(4)	Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000 by and between the Company and Baxter Healthcare Corporation.
10.9(6)	Amendment A to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.10(6)	Amendment B to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.11(5)	2000 Supplemental Stock Plan.
10.12(5)	2001 Stock Option Plan
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 31

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

(5)
Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 333-69106) and incorporated herein by reference.

(6)
Filed as an Exhibit to the Company's Form 10-K, 2000 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSIOMETRIX, INC.
By:	/s/ JOHN A. WILLIAMS John A. Williams President and Chief Executive Officer

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

Signature	Title	Date

/s/ JOHN A. WILLIAMS John A. Williams	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ DANIEL W. MUEHL Daniel W. Muehl	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ THOMAS BARUCH Thomas Baruch	Director	March 29, 2002
/s/ JAMES SAALFIELD James Saalfield	Director	March 29, 2002
/s/ CHRISTOPHER MITCHELL Christopher Mitchell	Director	March 29, 2002

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Physiometrix, Inc.

        We have audited the accompanying balance sheets of Physiometrix, Inc. as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physiometrix, Inc. at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 7, 2002

PHYSIOMETRIX, INC.
BALANCE SHEETS

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,399,310	$2,730,460
Short-term investments	18,450,817	7,997,531
Accounts receivable, net of allowance of $5,074 in 2000 and $5,453 in 2001 for doubtful accounts	1,342,076	31,780
Inventories	1,010,466	1,338,674
Prepaid expenses	336,412	89,083

Total current assets	24,539,081	12,187,528
Equipment, net	460,276	522,806
Due from officer	84,000	84,000
Other assets	12,822	14,322

Total assets	$25,096,179	$12,808,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,072,527	$325,378
Accrued expenses	1,040,095	1,585,348

Total current liabilities	2,112,622	1,910,726
Commitments and contingencies
Stockholders' equity
Preferred stock: $.001 par value; 10,000,000 shares authorized: none issued	—	—
Common stock: $.001 par value, 50,000,000 shares authorized; 8,416,182 shares in 2000 and 8,421,952 shares in 2001 issued and outstanding	8,416	8,422
Additional paid-in capital	57,448,021	56,997,319
Deferred compensation	(388,489)	(35,425)
Unrealized gain on available-for-sale securities	—	7,055
Accumulated deficit	(34,084,391)	(46,079,441)

Total stockholders' equity	22,983,557	10,897,930

Total liabilities and stockholders' equity	$25,096,179	$12,808,656

See accompanying notes.

PHYSIOMETRIX, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	1999	2000	2001
Revenues	$362,848	$2,466,595	$2,718,305
Costs and expenses:
Cost of products sold	796,346	2,957,652	6,627,461
Research and development	2,153,956	2,775,324	3,850,155
Selling, general and administrative	985,559	2,595,554	4,987,845

	3,935,861	8,328,530	15,465,461

Operating loss	(3,573,013)	(5,861,935)	(12,747,156)
Interest income	135,656	1,139,802	752,106

Net loss	$(3,437,357)	$(4,722,133)	$(11,995,050)

Basic and diluted net loss per common share	$(.60)	$(.60)	$(1.42)

Shares used in computing basic and diluted net loss per common share	5,768,094	7,812,544	8,420,667

See accompanying notes.

PHYSIOMETRIX, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	1999	2000	2001
Operating activities:
Net loss	$(3,437,357)	$(4,722,133)	$(11,995,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,262	104,809	228,178
Stock-based compensation in connection with issuance of stock options to consultants	—	158,859	(123,434)
Issuance of common stock for services	—	113,553	—
Changes in operating assets and liabilities:
Accounts receivable	46,191	(1,300,867)	1,310,296
Inventories	(31,916)	(978,550)	(328,208)
Prepaid expenses and other assets	11,359	(226,999)	245,829
Accounts payable and accrued expenses	40,124	1,722,388	(201,896)

Net cash used in operating activities	(3,268,337)	(5,128,940)	(10,864,285)
Investing activities:
Purchase of equipment	(5,864)	(355,688)	(290,708)
Purchase of short-term investments	—	(57,587,450)	(20,107,714)
Proceeds from maturity of short-term investments	—	39,136,633	30,568,055

Net cash provided by (used in) investing activities	(5,864)	(18,806,505)	10,169,633
Financing activities:
Proceeds from issuance of common stock and warrants	49,618	25,969,753	25,802

Net cash provided by financing activities	49,618	25,969,753	25,802

Net increase (decrease) in cash and cash equivalents	(3,224,583)	2,034,308	(668,850)
Cash and cash equivalents at beginning of year	4,589,585	1,365,002	3,399,310

Cash and cash equivalents at end of year	$1,365,002	$3,399,310	$2,730,460

See accompanying notes.

PHYSIOMETRIX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Unrealized Gain on Available for Sale Securities
			Deferred Compensation	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1998	5,707,366	$5,707	—	$30,770,458	—	$(25,924,901)	$4,851,264
Issuance of common stock upon exercise of options	22,333	22		2,477			2,499
Issuance of common stock under Employee Stock Purchase Plan	88,684	89		47,030			47,119
Net loss						(3,437,357)	(3,437,357)

Balance at December 31, 1999	5,818,383	5,818	—	30,819,965	—	(29,362,258)	1,463,525
Issuance of common stock pursuant to private offering, net of issuance costs of $1,074,423	2,080,340	2,081		21,390,808			21,392,889
Issuance of common stock	172,101	172		280,903			281,075
Issuance of common stock upon exercise of warrants, net of issuance costs of $133,375	345,358	345		4,408,997			4,409,342
Issuance of options to purchase common stock to consultants			(547,348)	547,348			—
Stock compensation adjustment			158,859				158,859
Net loss						(4,722,133)	(4,722,133)

Balance at December 31, 2000	8,416,182	8,416	(388,489)	57,448,021	—	(34,084,391)	22,983,557
Issuance of common stock upon exercise of options	5,770	6		25,796			25,802
Adjustment of value to options issued to consultants			476,498	(476,498)			—
Stock compensation adjustment			(123,434)				(123,434)
Components of comprehensive net loss:
Net loss						(11,995,050)	(11,995,050)
Unrealized gain on available-for-sale securities					7,055		7,055

Comprehensive net loss							(11,987,995)

Balance at December 31, 2001	8,421,952	$8,422	$(35,425)	$56,997,319	$7,055	$(46,079,441)	$10,897,930

See accompanying notes.

PHYSIOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.    The Company and Going Concern

The Company

        Physiometrix, Inc. (the "Company") is engaged in the development, manufacturing and marketing of medical devices for use in neurodiagnostic monitoring in health care. In 2000, the Company received FDA 510(k) approval to sell its Patient State Analyzer ("PSA 4000") product in the United States and entered into a distribution agreement with Baxter Healthcare Corporation ("Baxter"), the Company's primary customer. During 1998, the Company decided to discontinue the sale of products ancillary to the Company's core technology to devote all of its resources to the introduction of the PSA 4000.

Going Concern

        The Company's principal source of liquidity at December 31, 2001 consists of cash, cash equivalents and short-term investments, which aggregate $10.7 million. The Company believes it has the necessary cash, cash equivalents and short-term investments on hand at December 31, 2001 to fund its operations and execute its operating plan through March 2003. The Company has already taken the necessary actions in the first quarter of 2002 to manage its cash consistent with its operating plan by eliminating specifically identified incremental costs including outside consultants.

        The Company believes that the success of the PSA 4000 is the most critical component to the Company's ability to continue as a going concern. The Company's plan for 2002 is to file a 510(k) application for its new disposable frontal-only array sensor ("PSArray2"), and secure the necessary approval from the FDA by mid-2002. On February 28, 2002, the Company filed its 510(k) application. The costs to be incurred in 2002 in connection with the 510(k) approval are not expected to be in excess of $200,000. If the Company secures regulatory approval, the Company intends to sell the PSA 4000 to its existing distributor, Baxter, and pursue a distributor for rest of the world rights.

        In the unlikely event the regulatory approval is denied, the Company would consider further refinement or development of the PSArray2. Should this condition occur, the Company's liquidity will be negatively impacted. The Company may need to adjust its expenditures in 2002 to conserve working capital.

        Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology, if after 2002, its cash constraints will not allow it to execute its plan.

        The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

2.    Summary of Significant Accounting Policies

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

Cash Equivalents and Short-Term Investments

        Cash equivalents consist principally of United States Treasury bills and certificates of deposit with maturities of three months or less at the date of purchase. In addition, the Company has certain investments in commercial paper, U.S. government agencies and debt securities, which do not meet the definition of cash equivalents and have been classified as available-for-sale securities, and mature within one year.

Concentration of Credit Risk

        One customer accounted for 6% and 98% of accounts receivable at December 31, 2001 and 2000, respectively, and 89% of 2001 revenues and 88% of 2000 revenues. The Company has specifically evaluated the creditworthiness of its major customer and otherwise generally reviews the creditworthiness of its other customers prior to shipment and establishes its allowance for doubtful accounts based on certain factors, including ongoing creditworthiness. The Company does not require collateral for its accounts receivable.

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

Net Loss Per Share

        Basic net loss per share represents net loss divided by weighted average shares outstanding. Diluted net loss per share and basic net loss per share are the same since the Company has generated a net loss in 1999, 2000 and 2001.

Accounting Pronouncements

        The Company adopted SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" in 2001. The adoption of this standard did not have any impact on the Company's financial statements since the Company does not engage in any derivative or hedging activities.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The adoption of this standard in 2002 is not expected to have any impact on the Company's financial statements since it has not acquired any businesses, and consequently, does not have any goodwill.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company believes that the adoption of this new accounting standard in 2002 will not have a material impact on the Company's financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which the Company will adopt in 2002. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

3.    Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market, and consists of the following at December 31:

	2000	2001
Purchased components	$986,128	$985,904
Work in process	17,190	8,053
Finished units	7,148	344,717

	$1,010,466	$1,338,674

        The Company recognized a provision for inventory on hand of $3,088,000 in the third quarter of 2001, and $541,000 in the fourth quarter of 2001.

        In May 2000, the Company entered into a distribution arrangement with Baxter for the exclusive distribution of the Company's PSA 4000 in the United States. Baxter is required to make quarterly minimum purchases under the contract. The penalty for purchases below minimum requirements is loss of exclusivity. The contract is for five years and is cancelable by either party eighteen months after the effective date with a six-month notice.

        During the fourth quarter of 2000 and first quarter of 2001, shipments exceeded the minimum amounts required to permit Baxter to maintain its exclusive distributorship of the PSA 4000 in the U.S. During the remainder of 2001, orders by, and consequently, shipments to Baxter were not sufficient to meet the exclusivity provisions of the distribution agreement. Accordingly, the Company recognized a $3.6 million charge to cost of products sold in 2001 which included a $2.9 million provision for inventory on hand in excess of expected demand and a $0.7 million provision for non-cancelable purchase orders. The charge was a result of Baxter's failure to meet its minimum purchase requirements under the distribution agreement, which created uncertainty as to the future sales volume of the PSA 4000.

        The Company is currently in discussion with its Baxter regarding purchase commitments for the future, but no agreement has yet been reached.

4.    Equipment

        Equipment consists of the following at December 31:

	2000	2001
Computer equipment	$555,549	$650,587
Machinery and equipment	391,620	587,290

	947,169	1,237,877
Accumulated depreciation	(486,893)	(715,071)

	$460,276	$522,806

5.    Accrued Expenses

        Accrued expenses consist of the following at December 31:

	2000	2001
Payroll	$334,447	$235,486
Professional fees	209,635	38,715
Accrued inventory purchases	289,144	288,209
Customer deposit	—	573,819
Other	206,869	449,119

	$1,040,095	$1,585,348

6.    Leases

        The Company leases its administrative and manufacturing facility under a non-cancelable operating lease which expires in November 2003. Total rent expense was approximately $144,000 in 1999, $138,000 in 2000 and $204,000 in 2001. Future minimum operating lease payments as of December 31, 2001 are $227,695 in 2002, and $192,712 in 2003.

7.    Stockholders' Equity

  Preferred Stock

        The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, in one or more series, each of such series to have such rights and preferences, including voting rights, dividends rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

  Stock Option Plans

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

        The Company's 2001 Incentive Stock Plan (the 2001 Plan) provides for the issuance of incentive and non-statutory common stock options to employees, officers and consultants. The 2001 Plan provides for the granting of options to purchase up to 1,500,000 shares of the Company's common stock. Except for non-statutory options, the exercise price of the options granted under the Plan may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant as determined by the Board of Directors. Generally, options granted under the Plan vest over a four-year period and expire ten years from the date of grant.

        A summary of option activity for the three plans is as follows:

	1999	Weighted Average Exercise Price	2000	Weighted Average Exercise Price	2001	Weighted Average Exercise Price
Outstanding at beginning of year	945,916	$.87	873,056	$.86	1,115,935	$6.24
Granted	209,100.93		419,750	15.35	204,500	2.17
Canceled	(259,627)	1.03	(44,770)	1.29	(171,729)	18.93
Exercised	(22,333)	.11	(132,101)	1.27	(5,770)	4.47

Outstanding at end of year	873,056	$.86	1,115,935	$6.24	1,142,936	$3.61

Price range at end of year	$.04–$4.00		$.04–$24.00		$.04–$24.00

Exercisable at end of year	587,045	$0.75	560,462	$1.01	733,278

Available for grant at end of year	396,303		121,323		1,588,552

        The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2001:

Exercise Price	Options Outstanding	Options Exercisable
$ .04–$ .63	288,764	286,681
$ .69–$ .75	290,839	233,000
$ .76–$ 3.88	326,333	127,721
$ 3.94–$24.00	237,000	85,876

	1,142,936	733,278

        The weighted average contractual life of options outstanding at December 31, 2001 was 6.5 years. The weighted average fair value of options granted in 1999, 2000 and 2001 was $.93, $15.35 and $2.17, respectively.

        Pro forma information regarding net loss and net loss per share was computed in accordance with SFAS 123, and has been determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001 respectively, risk-free interest rate of 5.50%, 5.95% and 4.44%; dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 190%, 214% and 156%; and a weighted-average expected life of the option of 5.5 years for all periods. The Company has also included the compensation related to its Employee Stock Purchase Plan in 1999 under SFAS 123 in the pro forma net loss presented below. The

Employee Stock Purchase Plan was terminated during 1999. The Company has determined that the pro forma net loss per share as computed under Statement 123 is as follows:

	1999	2000	2001
Net loss
As reported	$(3,437,357)	$(4,722,133)	$(11,995,050)
Pro forma	$(3,725,029)	$(5,364,762)	$(13,365,195)
Basic net loss per share
As reported	$(.60)	$(.60)	$(1.42)
Pro forma	$(.65)	$(.69)	$(1.59)

8.    401(k) Savings Plan

        The 401(k) Savings Plan ("Savings Plan") allows all employees that have attained the age of 21 to make annual, tax-deferred contributions of up to 15% of their eligible compensation. Annually, the Company may make discretionary matching contributions based upon a percentage of the employees' contributions. The Company made no such contributions to the Savings Plan in 1999, 2000 or 2001.

9.    Income Taxes

        Since the Company has incurred only losses since inception, and due to the degree of uncertainty related to the use of the loss carryforwards, the Company has fully reserved this benefit. At December 31, 2001, the Company had tax net operating loss carryforwards of approximately $29.7 million available to offset federal taxable income, which expire in varying amounts through 2021, and $23.4 million to offset state taxable income, which expire in varying amounts through 2006. The Company also has research and development tax credit carryforwards of approximately $1,278,000 available to offset income taxes, which expire in varying amounts through 2021. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards will be subject to annual limitations based upon ownership changes of the Company's stock which have occurred.

        Significant components of the Company's deferred income taxes are as follows as of December 31:

	2000	2001
Net operating loss carryforwards	$9,206,000	$11,505,000
Research and development costs	1,898,000	4,067,000
Research and development tax credits	607,000	1,278,000
Inventory allowances	—	1,292,000
Accrued loss on purchase commitment	—	148,000
Other	130,000	60,000

	11,841,000	18,350,000
Valuation allowance	(11,841,000)	(18,350,000)

Net deferred tax asset	$—	$—

        The valuation allowance increased by $6,509,000 in 2001 and $271,000 in 2000 due primarily to the fact that the Company has not benefited its current year net operating losses due to uncertainty regarding future taxable income. The net operating loss carryforward differs from the accumulated deficit principally due to temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes, consisting primarily of research and development costs.

9.    Related Party Transactions

        The Company has a loan outstanding to an officer in the amount of $84,000 at December 31, 2001. The Company amended the loan agreement in 2000 to allow for periodic payments between 2002 and 2004. The loan accrues interest at the applicable federal rate (6.31% at December 31, 2001).

10.  Commitments

        In May 2000, the Company entered into a distribution arrangement with Baxter for the exclusive distribution of the Company's PSA 4000 in the United States. Baxter is required to make quarterly minimum purchases under the contract. The penalty for purchases below minimum requirements is loss of exclusivity. The contract is for five years and is cancelable by either party eighteen months after the effective date with a six-month notice.

        During the fourth quarter of 2000 and first quarter of 2001, shipments exceeded the minimum amounts required to permit Baxter to maintain its exclusive distributorship of the PSA 4000 in the U.S. During the second, third and fourth quarters of 2001, orders by, and consequently, shipments to Baxter were not sufficient to meet the exclusivity provisions of the distribution agreement. The Company is currently in discussion with Baxter regarding purchase commitments for the future, but no agreement has yet been reached.

EXHIBIT INDEX

(c) Exhibits

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company, as amended.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Form of Warrant Agreement between the Company and Cruttenden Roth Incorporated, with form of Warrant attached
10.1(1)	Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2(1)	1991 Incentive Stock Plan and Form of Stock Option Agreement thereunder.
10.3(2)	1996 Director Option Plan.
10.4(2)	1996 Employee Stock Purchase Plan and forms of agreements thereunder.
10.5(1)	Lease dated October 11, 1994 between the Company and Yvon Cormier, Trustee of YCEE Investment Trust, for a facility located at Five Billerica Park, 101 Billerica Avenue, North Billerica, Massachusetts 01862.
10.6(1)	Restated Shareholder Rights Agreement dated June 24, 1994 between the Company and certain holders of the Company's securities.
10.7(3)	Stock Purchase Agreement dated February 29, 2000 between the Registrant and the purchasers of common stock of the Registrant named therein, including form of Stock Purchase Warrant and other exhibits thereto.
10.8(4)	Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000 by and between the Company and Baxter Healthcare Corporation.
10.9(6)	Amendment A to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.10(6)	Amendment B to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.11(5)	2000 Supplemental Stock Plan.
10.12(5)	2001 Stock Option Plan.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 31

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

(5)
Filed as an Exhibit to the Company's Registration Statement on Form S-8 (File No. 33369106) and incorporated herein by reference.

(6)
Filed as an Exhibit to the Company's Form 10-K, 2000 and incorporated herein by reference.

QuickLinks

Physiometrix, Inc. INDEX
PART I
PART II
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
PHYSIOMETRIX, INC. BALANCE SHEETS
PHYSIOMETRIX, INC. STATEMENTS OF OPERATIONS
PHYSIOMETRIX, INC. STATEMENTS OF CASH FLOWS
PHYSIOMETRIX, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001
EXHIBIT INDEX