Form 10-Q
period 2002-03-31
PHYSIOMETRIX INC
filed 2002-05-13
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ITEM 1  Yes  ☒      No  ☐

ITEM 2 Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of

Class	Outstanding at March 31, 2002

Common Stock, $.001 par value	8,421,952

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31 2001	March 31 2002

ASSETS
Current assets:
Cash and cash equivalents	$2,730,460	$3,092,209
Short-term investments	7,997,531	4,983,613
Accounts receivable, net	31,780	37,304
Inventories	1,338,674	1,321,401
Prepaid expenses	89,083	90,505
Total current assets	12,187,528	9,525,032

Property, plant and equipment	1,237,877	1,268,470
Less allowances for depreciation	(715,071)	(773,379)
	522,806	495,091
Due from officer	84,000	84,000
Other assets	14,322	14,322

Total assets	$12,808,656	$10,118,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$325,378	$134,859
Accrued expenses	1,585,348	805,660
Total current liabilities	1,910,726	940,519

Stockholders’ equity
Preferred stock: $.001 par value; 10,000,000 shares authorized: none issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized: 8,421,952 shares in 2001 and 2002 issued and outstanding	8,422	8,422
Additional paid-in capital	56,997,319	56,967,134
Deferred compensation	(35,425)	(17,773)
Accumulated other comprehensive income	7,055	372
Accumulated deficit	(46,079,441)	(47,780,229)
Total stockholders’ equity	10,897,930	9,177,926

Total liabilities and stockholders’ equity	$12,808,656	$10,118,445

See accompanying notes

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31

	2001	2002
Revenues	$2,083,090	$92,307

Costs and expenses:
Cost of products sold	2,043,779	227,160
Research and development	836,010	819,217
Selling, general and administrative	990,981	791,704
	3,870,770	1,838,081

Operating loss	(1,787,680)	(1,745,774)

Interest income	321,909	44,986

Net loss	$(1,465,771)	$(1,700,788)

Basic and diluted net loss per common share	$(0.17)	$(0.20)

Shares used in computing basic and diluted net loss per common share	8,418,269	8,421,952

See accompanying notes.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2001	2002
Operating activities:
Net loss	$(1,465,771)	$(1,700,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,322	58,308
Stock-based compensation in connection with issuance of stock options to consultants	10,918	(12,533)
Changes in operating assets and liabilities:
Accounts receivable	(480,793)	(5,524)
Inventories	(784,517)	17,273
Prepaid expenses and other assets	168,988	(1,422)
Accounts payable and accrued expenses	15,435	(970,207)
Net cash used in operating activities	(2,489,418)	(2,614,893)

Investing activities:
Purchase of equipment	(217,055)	(30,593)
Purchase of short-term investments	(7,983,124)	(1,044,798)
Proceeds from maturity of short-term investments	12,893,298	4,052,033
Net cash provided by investing activities	4,693,119	2,976,642

Financing activities:
Proceeds from issuance of common stock, net	25,022	—
Net cash provided by financing activities	25,022	—

Net increase in cash and cash equivalents	2,228,723	361,749
Cash and cash equivalents at beginning of period	3,399,310	2,730,460

Cash and cash equivalents at end of period	$5,628,033	$3,092,209

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other interim period.  The accompanying financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2001.

Note B - Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach.  The adoption of this standard in 2002 did not have any impact on the Company’s financial statements since it has not acquired any businesses and, consequently, does not have any goodwill.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The adoption of this new accounting standard in 2002 did not have a material impact on the Company’s financial statements.

In October, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No.144), which the Company adopted in 2002.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, however, retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale.  The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

Note C - Significant Accounting Policies

Inventories

Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

	December 31, 2001	March 31, 2002
Purchased components	$985,904	$936,032
Work in process	8,053	24,026
Finished units	344,717	361,343
	$1,338,674	$1,321,401

Net Loss Per Share

Basic net loss per share is based on the weighted average common shares outstanding for the three months ended March 31, 2001 and 2002.  Diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock equivalents, including the effect of stock options, would be anti-dilutive.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.  For the three months ended March 31, 2001 and 2002, respectively, comprehensive loss was as follows:

	Three Months Ended March 31,
	2001	2002
Net loss	$(1,465,771)	$(1,700,788)
Changes in comprehensive loss:
Net unrealized holding gains (losses) on investments	—	(6,683)
Total comprehensive loss	$(1,465,771)	$(1,707,471)

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                    OPERATIONS

The following discussion of the financial condition and results of operations of Physiometrix, Inc. (the “Company”) should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q.  This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein and other risks detailed from time to time in the Company’s SEC reports, including its annual report on Form 10-K for the year ended December 31, 2001.  Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to Food and Drug Administration (“FDA”) approvals; (ix) third-party reimbursement (x) operating and capital requirements and (xi) clinical trials.

Overview

Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products.  The Company’s products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications.  The Company’s initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System.  The Company also has two additional neurological monitoring products, the Equinox EEG System which was commercially introduced in February 1997 and discontinued in June 1998 and the Patient State Analyzer (“PSA 4000”) which received FDA 510(k) approval on June 30, 2000.

Physiometrix has a limited history of operations and has experienced significant operating losses since its inception.  As of March 31, 2002, the Company had an accumulated deficit of approximately $47.8 million.  The PSA 4000 and the HydroDot NeuroMonitoring System are currently the Company’s principal commercial products.  The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company’s products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally.  Since the third quarter of 2000, substantially all of the Company’s sales were to Baxter Healthcare Corporation (Baxter).  There can be no assurance the Company will achieve significant commercial revenues or profitability.

In May 2000, the Company entered into a distribution arrangement with Baxter for the exclusive distribution of the Company’s PSA 4000 in the United States.  Baxter is required to make quarterly minimum purchases under the contract.  The penalty for purchases below minimum requirements is loss of exclusivity.  The contract is for five years and is cancelable by either party eighteen months after the effective date with a six-month notice.  The Company began shipments of the PSA 4000 in the third quarter of 2000.

During the fourth quarter of 2000 and first quarter of 2001, shipments exceeded the minimum amounts required to permit Baxter to maintain its exclusive distributorship of the PSA 4000 in the U.S.  During the second, third and fourth quarters of 2001, and the first quarter of 2002, orders by and, consequently, shipments to Baxter were not sufficient to meet the exclusivity provisions of the distribution agreement.  The Company is currently in discussion with Baxter regarding purchase commitments for the future, but no agreement has yet been reached.

During 2001, the Company began development of the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 consciousness-monitoring system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002.  The introduction of this product is critical to the future success of the Company.  The Company expects to be able to introduce this product in the second quarter of 2002; however, the Company cannot assure you as to when or whether FDA clearance for this product will be obtained.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Operations.  The Commission indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management believes the following accounting policies to be critical:

Use of Estimates

The Company prepares its financial statements in accordance with generally accepted accounting principles.  These principles require that the Company make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates are made in connection with determining the market value of inventory, if lower than cost, establishing allowances for bad debts and warranty costs, and other accruals.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenues

Revenues decreased significantly to $92,000 for the three months ended March 31, 2002 from $2,083,000 for the three months ended March 31, 2001.  This decrease is primarily due to lack of sales of the PSA 4000 during the quarter.  The Company did not ship PSA 4000 units during the period ended March 31, 2002 as compared to 400 units shipped during the same period in 2001.  The lack of sales was due to Baxter’s decision not to purchase any PSA 4000 units in the first quarter of 2002 due to lower than expected market demand and in anticipation of the PSArray2, a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002.  The introduction of this product is critical to the future success of the Company.  The Company expects to be able to introduce this product in the second quarter of 2002; however, the Company cannot assure you as to when or whether FDA clearance for this product will be obtained.  Sales of the Company’s HydroDot NeuroMonitoring products were relatively unchanged compared with the same quarter last year.

Cost of Products Sold

Cost of products sold decreased significantly to $227,000 for the three months ended March 31, 2002 from $2,044,000 for the three months ended March 31, 2001.  This decrease was primarily due to the decrease in the shipments of the PSA 4000.

Gross Margin

The negative gross profit margin during the first quarter of 2002 resulted from costs of the product, and the level of headcount and overhead required in the Company’s manufacturing group.  The positive gross profit margin in the same period of 2001 resulted from selling PSA 4000 units at a volume greater than what is needed to cover fixed and variable costs in the manufacturing group.  Staff reductions in April of 2002 will lower expenses in the second half of 2002 and improve gross margin.

Research and Development Expenses

Research and development expenses consisting principally of headcount related expenses, clinical study costs, and consulting fees, decreased 2% to $819,000 for the three months ended March 31, 2002 from $836,000 for the three months ended March 31, 2001.  This decrease is primarily due to a decrease in outside consulting costs associated with development of the Patient State Analyzer.  Staff reductions and other discretionary expense reductions will lower overall research and development expenses in the second half of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 20% to $792,000 for the three months ended March 31, 2002 from $991,000 for the three months ended March 31, 2001.  This decrease is due to decreased sales and marketing expenses incurred related to the commercialization of the Patient State Analyzer.

Interest Income:

Interest income decreased to $45,000 for the three months ended March 31, 2002 from $322,000 for the three months ended March 31, 2001.  This was due to lower average cash balances available for investment in 2002 along with lower interest rates.

Liquidity and Capital Resources

At March 31, 2002, the Company’s cash, cash equivalents and short-term investments were $8,076,000 as compared to $10,728,000 at year ended December 31, 2001.

The Company’s operating activities used cash of $2,615,000 in the three months ended March 31, 2002 as compared to $2,489,000 in the three months ended March 31, 2001.  The increase in net cash used in 2002 compared to 2001 was primarily the result of a large decrease in accounts payable and accrued expenses coupled with the net loss of the Company, which were partially offset by a large decrease in inventories and accounts receivable.  The Company has a substantial $1.3 million investment in inventory and will need to convert purchased components to finished units to subsequently sell to customers.  The sale of these finished units will be subject to market conditions which are generally outside the Company’s control.  More specifically, however, the release of the PSArray2, a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 system, will be critical to the sale of the units in finished goods.  The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002.  The Company expects to be able to introduce this product in the second quarter of 2002; however, the Company cannot assure you as to when or whether FDA clearance for this product will be obtained.  The Company expects to be able to sell these units in finished goods at a price exceeding cost but we cannot assure you that we will be able to do so.

Net cash provided by investing activities in the three months ended March 31, 2002 was $2,977,000, as compared with $4,693,000 provided in the three months ended March 31, 2001.  The decrease was due to the net proceeds from the sale of short-term investments in the amount of $3,007,000 during the first quarter of 2002 compared to $4,910,000 during the same period of 2001, coupled with a decrease in equipment purchases in the amount of $186,000.

The Company’s financing activities had no activity in the three months ended March 31, 2002 as compared to $25,000 of cash provided in the three months ended March 31, 2001.  This decrease was due to no equity activity during the first quarter of 2002.

The Company’s principal source of liquidity at March 31, 2002 consists of cash, cash equivalents and short-term investments in the amount of $8.1 million.  The Company believes it has the necessary cash, cash equivalents and short-term investments on hand to fund its operations through at least the next 15 months. The Company has already taken the necessary actions in the first quarter of 2002 to manage its cash consistent with its operating plan by eliminating staff and specifically identified incremental costs including outside consultants.  These reductions are expected to result in an estimated annual savings of $1.1 million.  The separation costs associated with these reductions in staff will be less than $200,000.

The Company believes that the success of the PSA 4000 is the most critical component to the Company’s ability to continue as a going concern. The Company’s plan for 2002 is to file a 510(k) application for its PSArray2, and secure the necessary approval from the FDA by mid-2002.  On February 28, 2002, the Company filed its 510(k) application.  The costs to be incurred in 2002 through 510(k) approval are not expected to be in excess of $200,000.  If the Company secures regulatory approval, the Company intends to sell to its existing distributor, Baxter, and pursue a distributor for rest of the world rights.

In the event the regulatory approval is denied, the Company would consider further refinement or development of the PSArray2.  Should this condition occur, the Company’s liquidity will be negatively impacted.  The Company may need to adjust its expenditures in 2002 to conserve working capital.

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

Our revenue growth and prospects will depend on customer acceptance and usage of the PSA 4000.  Customers may determine that the cost of the PSA 4000 exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the PSA 4000.  In addition, hospitals and anesthesia providers may not accept the PSA 4000 as an accurate means of assessing a patient’s level of consciousness during surgery if patients regain consciousness during surgery while being monitored with the PSA 4000 or if they do not consider the PSA 4000 to be a clinically reliable measuring system for other reasons.  If extensive or frequent malfunctions occur, these providers may also conclude that the PSA 4000 is unreliable. If hospitals and anesthesia providers do not accept the PSA 4000 as cost-effective, accurate or reliable, they will not buy and use the PSA 4000 in sufficient quantities to enable us to be profitable.  In this event, our business, operating results and long-term prospects would be seriously harmed.  Our stock price would also likely decline.

During the second, third and fourth quarters of 2001 and first quarter of 2002, we experienced a sharp downturn in orders and in end-user demand for the PSA 4000.  We believe that this downturn is due in part to economic conditions generally and in the healthcare sector in particular.  In addition, marketing programs instituted by one of our competitors have adversely affected our ability to sell PSA 4000 products.  More specifically, however, as a result of market feedback, we have concluded that we need to introduce a simpler headpiece for use with the PSA 4000.  This frontal-only disposable array sensor (“PSArray2”) has been developed, and we have filed a 510(k) clearance application with the FDA for this headpiece.  We cannot assure you as to when or whether FDA clearance for this headpiece will be received.  Even if FDA clearance for this headpiece is received, we cannot assure that introduction of the PSArray2 will improve market acceptance of the PSA 4000 or our results of operations.  At this point, we are currently unable to accurately predict future demand for the PSA 4000, and we cannot assure you that the current economic environment and current product market environment will not continue.

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

We have experienced significant operating losses since inception and, as of March 31, 2002 had an accumulated deficit of approximately $47.8 million.  The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, including particularly if the PSA 4000 is able to garner market acceptance.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

We may need additional funds, and such funds may not be available on commercially reasonable terms when we need them.

We plan to continue to expend substantial funds for obtaining regulatory approvals, continuing sales and marketing activities and research and development.  We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business.  Although we believe that our existing cash reserves will be sufficient to meet our operating and capital requirements during at least the next 15 months, we may require additional financing within this time frame. Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory matters, and the extent to which the PSA 4000 gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

Our reliance on sole and limited source suppliers could harm our ability to meet customer requirements in a timely manner or within budget.

Some of the components that are necessary for the assembly of our PSA 4000 are currently provided to us by separate sole suppliers or a limited group of suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. We have experienced shortages and delays in obtaining some of the components of our PSA 4000 in the past, and we may experience similar delays or shortages in the future. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of the PSA 4000, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture the PSA 4000 in a timely manner or within budget.

Our business depends on our intellectual property rights, and measures we take to protect those rights may not be sufficient.

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology.  We cannot assure you that our issued patents or any patents that may be issued as a result of our U.S. or international patent applications will offer any degree of protection.  We cannot assure you that any patents that may be issued to us or any of our patent applications will not be challenged, invalidated or circumvented in the future.  In addition, we cannot assure you that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the our ability to make, use or sell our products either in the U.S. or in international markets.

In addition to patents, we rely on trade secrets and proprietary know how, which we seek to protect, in part, through appropriate confidentiality and proprietary information agreements.  These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us, is to be kept confidential and not disclosed to third parties, except in specific circumstances.  The agreements generally provide that all inventions conceived by the individual in the course of rendering services to us are our exclusive property.  However, some of our agreements with consultants, who typically are employed on a full time basis by academic institutions or hospitals, do not contain assignment of invention provisions.  We cannot assure you that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

We could become involved in litigation relating to intellectual property rights, and any such litigation, even if resolved favorably to us, will result in significant cost and diversion of management’s time and effort.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage.  We cannot assure you that we will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office (“US PTO”) to determine the priority of inventions.  The defense and prosecution of intellectual property suits, US PTO interference proceedings and related legal and administrative proceedings are both costly and time consuming.  Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others.

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

Provisions of our restated certificate of incorporation and amended and restated by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•            authorizing the issuance of “blank check” preferred stock without any need for action by stockholders,

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

PHYSIOMETRIX, INC.

March 31, 2002

PART II

Other Information

ITEM 1	Legal Proceedings:
Not applicable.

ITEM 2	Changes in Securities:
Not applicable.

ITEM 3	Defaults upon Senior Securities:
Not applicable.

ITEM 4	Submission of matters to a vote of security holders:
Not applicable.

ITEM 5	Other information:
None.

ITEM 6	Exhibits and reports on Form 8-K:

(a) Exhibits - None

(b) Reports on Form 8-K - None

March 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE:	May 13, 2002

		BY:	/s/John A. Williams
John A. Williams
President, Chief Executive Officer

		BY:	/s/Daniel W. Muehl
Daniel W. Muehl
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)