Form 10-Q
period 2002-06-30
PHYSIOMETRIX INC
filed 2002-08-12
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

ITEM 1 - Yes	☒	No	☐
ITEM 2 - Yes	☒	No	☐

The number of shares outstanding of each of the issuer’s classes of common stock as of

Class	Outstanding at July 31, 2002

Common Stock, $.001 par value	8,422,994

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31 2001	June 30 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,730,460	$4,294,465
Short-term investments	7,997,531	2,046,571
Accounts receivable, net	31,780	33,231
Inventories	1,338,674	1,321,721
Prepaid expenses	89,083	226,070
Total current assets	12,187,528	7,922,058

Property, plant and equipment	1,237,877	1,268,470
Less allowances for depreciation.	(715,071)	(832,487)
	522,806	435,983
Due from officer	84,000	84,000
Other assets	14,322	14,322

Total assets	$12,808,656	$8,456,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$325,378	$73,675
Accrued expenses	1,585,348	870,982
Total current liabilities	1,910,726	944,657

Stockholders’ equity
Preferred stock: $.001 par value; 10,000,000 shares authorized: none issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized: 8,421,952 shares in 2001 and 8,422,994 shares in 2002 issued and outstanding	8,422	8,423
Additional paid-in capital	56,997,319	56,953,809
Deferred compensation	(35,425)	(9,994)
Accumulated other comprehensive income	7,055	1,828
Accumulated deficit	(46,079,441)	(49,442,360)
Total stockholders’ equity	10,897,930	7,511,706

Total liabilities and stockholders’ equity	$12,808,656	$8,456,363

See accompanying notes

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2001	2002	2001	2002

Revenues	$474,852	$91,293	$2,557,941	$183,600

Costs and expenses:
Cost of products sold	681,984	310,320	2,725,763	537,480
Research and development	997,741	682,998	1,833,751	1,502,215
Selling, general and administrative	1,614,999	791,178	2,605,981	1,582,881
	3,294,724	1,784,496	7,165,495	3,622,576

Operating loss	(2,819,872)	(1,693,203)	(4,607,554)	(3,438,976)

Interest income	213,987	31,072	535,895	76,057

Net loss	$(2,605,885)	$(1,662,131)	$(4,071,659)	$(3,362,919)

Basic and diluted net loss per common share	$(0.31)	$(0.20)	$(0.48)	$(0.40)

Shares used in computing basic and diluted net loss per common share	8,420,703	8,422,299	8,419,486	8,422,126

See accompanying notes.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2001	2002
Operating activities:
Net loss	$(4,071,659)	$(3,362,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,288	117,416
Stock-based compensation in connection with issuance of stock options to consultants	17,012	(18,729)
Changes in operating assets and liabilities:
Accounts receivable	1,304,399	(1,451)
Inventories	(2,163,406)	16,953
Prepaid expenses and other assets	94,119	(136,987)
Accounts payable and accrued expenses	(575,769)	(966,069)
Net cash used in operating activities	(5,293,016)	(4,351,786)

Investing activities:
Purchase of equipment	(271,059)	(30,593)
Purchase of short-term investments	(13,160,052)	(2,034,888)
Proceeds from maturity of short-term investments	17,264,640	7,980,621
Net cash provided by investing activities	3,833,529	5,915,140

Financing activities:
Proceeds from issuance of common stock	25,022	651
Net cash provided by financing activities	25,022	651

Net (decrease) increase in cash and cash equivalents	(1,434,465)	1,564,005
Cash and cash equivalents at beginning of period	3,399,310	2,730,460

Cash and cash equivalents at end of period	$1,964,845	$4,294,465

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other interim period.  The accompanying financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2001 included in our form 10-K filed with the SEC on March 29, 2002.

Note B - Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach.  The adoption of this standard in 2002 did not have any impact on the Company’s financial statements since the Company has not acquired any businesses and, consequently, does not have any goodwill.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The adoption of this new accounting standard in 2002 did not have any impact on the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No.144), which the Company adopted in 2002.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, however, retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale.  The adoption of this accounting standard did not have any impact on the Company’s financial statements.

Note C - Significant Accounting Policies

Inventories

Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

	December 31, 2001	June 30, 2002

Purchased components	$985,904	$931,030
Work in process	8,053	26,341
Finished units	344,717	364,350
	$1,338,674	$1,321,721

Net Loss Per Share

Basic net loss per share is based on the weighted average common shares outstanding for the three and six months ended June 30, 2001 and 2002.  Diluted net loss per common share is the same as basic net loss per common share since the inclusion of common stock equivalents (the effect of stock options) would be anti-dilutive.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.   Comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss	$(2,605,885)	$(1,662,131)	$(4,071,659)	$(3,662,919)
Changes in comprehensive loss:
Net unrealized holding gains (losses) on investments	—	1,455	—	(5,227)
Total comprehensive loss	$(2,605,885)	$(1,660,676)	$(4,071,659)	$(3,668,146)

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

Overview

Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products.  The Company’s products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications.  The Company’s initial products are its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System.  The Company also has an additional neurological monitoring product, the Patient State Analyzer (“PSA 4000”) which received FDA 510(k) approval on June 30, 2000.

Physiometrix has a limited history of operations and has experienced significant operating losses since its inception.  As of June 30, 2002, the Company had an accumulated deficit of approximately $49.4 million.  The PSA 4000 and the HydroDot NeuroMonitoring System are currently the Company’s principal commercial products.  The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company’s products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally.  Since the third quarter of 2000, substantially all of the Company’s sales were to Baxter Healthcare Corporation (Baxter).  There can be no assurance the Company will achieve significant commercial revenues or profitability.

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

During the fourth quarter of 2000 and first quarter of 2001, shipments exceeded the minimum amounts required to permit Baxter to maintain its exclusive distributorship of the PSA 4000 in the U.S.  Since the second quarter of 2001, orders by and, consequently, shipments to Baxter were not sufficient to meet the exclusivity provisions of the distribution agreement.  The Company is currently in discussion with Baxter regarding purchase commitments for the future, as well as other amendments to the distribution agreement with Baxter, but no agreement has yet been reached.

During 2001, the Company began development of the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 consciousness-monitoring system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002.  On May 31, 2002, Physiometrix received a request for additional information from the FDA related to its 510(k) application, and provided the additional information to the FDA on July 3, 2002.  The Company anticipates that the FDA will respond to the additional information within the customary 90 day cycle.  The introduction of this product is critical to the future success of the Company.  The Company expects to be able to introduce this product in the third quarter of 2002; however, the Company cannot assure you as to when or whether FDA clearance for this product will be obtained.  FDA clearance for the PSArray2 is critical to the Company, and the failure to obtain such clearance in a reasonable time frame will materially and adversely affect the Company’s business, financial condition and operating results.

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

Revenue Recognition

The Company recognizes revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenues

Revenues decreased 81% to $91,000 for the three months ended June 30, 2002 from $475,000 for the three months ended June 30, 2001.  This decrease is primarily due to lack of sales of the PSA 4000 during the quarter.  The Company did not ship any PSA 4000 units during the period three months ended June 30, 2002 as compared to 90 units shipped during the same period in 2001.  The lack of sales was due to Baxter’s decision not to purchase any PSA 4000 units in the second quarter of 2002 due to lower than expected market demand and in anticipation of the commercial release of the PSArray2, a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.

The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002.  On May 31, 2002, Physiometrix received a request for additional information from the FDA related to its 510(k) application, and provided the additional information to the FDA on July 3, 2002.  The Company anticipates that the FDA will respond to the additional information within the customary 90 day cycle.  The introduction of this product is critical to the future success of the Company.  The Company expects to be able to introduce this product in the third quarter of 2002; however, the Company cannot assure you as to when or whether FDA clearance for this product will be obtained.

Sales of the Company’s HydroDot NeuroMonitoring products were relatively unchanged compared with the same quarter last year.

Cost of Products Sold

Cost of products sold decreased 54% to $310,000 for the three months ended June 30, 2002 from $682,000 for the three months ended June 30, 2001.  This decrease was primarily due to the decrease in the shipments of the PSA 4000.

Gross Margin

The negative gross profit margin during the second quarter of 2002 and 2001 resulted from the fact that costs of the product together with headcount and overhead costs required in the Company’s manufacturing group exceeded the reported revenues.  Staff reductions undertaken in April of 2002 will lower expenses in the second half of 2002 and improve gross margin.

Research and Development Expenses

Research and development expenses consisting principally of headcount related expenses, clinical study costs, and consulting fees, decreased 32% to $683,000 for the three months ended June 30, 2002 from $998,000 for the three months ended June 30, 2001.  This decrease is primarily due to a decrease in outside consulting costs associated with development of the PSA 4000.  Staff reductions and other discretionary expense reductions undertaken in the second quarter of 2002 will lower overall research and development expenses in the second half of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 51% to $791,000 for the three months ended June 30, 2002 from $1,615,000 for the three months ended June 30, 2001.  This decrease is due to decreased sales and marketing expenses, such as travel, headcount related expenses and outside market research consulting incurred related to the commercialization of the PSA 4000, as well as investment banking fees incurred in 2001.

Interest Income

Interest income decreased to $31,000 for the three months ended June 30, 2002 from $214,000 for the three months ended June 30, 2001.  This decrease was due to lower average cash balances available for investment in 2002 along with lower interest rates.

Six Months Ended June 30, 2002 and 2001

Revenues

Revenues decreased 93% to $184,000 for the six months ended June 30, 2002 from $2,558,000 for the six months ended June 30, 2001.  This decrease is primarily due to lack of sales of the PSA 4000 during the first half of 2002.  The Company did not ship any PSA 4000 units during the six months ended June 30, 2002 as compared to 490 units shipped during the same period in 2001.  The lack of sales was due to Baxter’s decision not to purchase any PSA 4000 units in the first half of 2002 due to lower than expected market demand and in anticipation of the commercial release of the PSArray2, a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002.  On May 31, 2002, Physiometrix received a request for additional information from the FDA related to its

510(k) application, and provided the additional information to the FDA on July 3, 2002.  The Company anticipates that the FDA will respond to the additional information within the customary 90 day cycle.  The introduction of this product is critical to the future success of the Company.  The Company expects to be able to introduce this product in the third quarter of 2002; however, the Company cannot assure you as to when or whether FDA clearance for this product will be obtained.  Sales of the Company’s HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

Cost of Product Sold

Cost of products sold decreased 80% to $537,000 for the six months ended June 30, 2002 from $2,726,000 for the six months ended June 30, 2001.  This decrease was primarily due to the decrease in the shipments of the PSA 4000.

Gross Margin

The negative gross profit margin incurred during the six months ended June 30, 2002 and 2001 resulted from the fact that costs of the product incurred together with headcount and overhead costs required in the Company’s manufacturing group exceeded the reported revenues.  Staff reductions undertaken in April of 2002 will lower expenses in the second half of 2002 and improve gross margin.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, decreased 18% to $1,502,000 for the six months ended June 30, 2002 from $1,834,000 for the six months ended June 30, 2001.  This decrease is primarily due to a decrease in outside consulting costs associated with development of the PSA 4000.  Staff reductions and other discretionary expense reductions undertaken in the second quarter of 2002 will lower overall research and development expenses in the second half of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 39% to $1,583,000 for the six months ended June 30, 2002 from $2,606,000 for the six months ended June 30, 2001.  This decrease is due to decreased sales and marketing expenses incurred, such as travel, headcount related expenses and outside market research consulting related to the commercialization of the PSA 4000, as well as investment banking fees incurred in 2001.

Interest Income

Interest income decreased to $76,000 for the six months ended June 30, 2002 from $536,000 for the six months ended June 30, 2001.  This decrease was due to lower average cash balances available for investment in 2002 along with lower interest rates.

Liquidity and Capital Resources

At June 30, 2002, the Company’s cash, cash equivalents and short-term investments were $6,341,000 as compared to $10,728,000 at December 31, 2001.

The Company’s operating activities used cash of $4,352,000 in the six months ended June 30, 2002 as compared to $5,293,000 in the six months ended June 30, 2001.  The decrease in net cash used in 2002 compared to 2001 was due to the reduced net loss along with decreased inventory purchases, partially offset by a decrease in accounts receivable.

Net cash provided by investing activities in the six months ended June 30, 2002 was $5,915,000, as compared with $3,834,000 provided in the six months ended June 30, 2001.  The increase was due to the net proceeds from the sale of short-term investments in the amount of $5,946,000 during the first half of 2002 compared to $4,105,000 during the same period of 2001, coupled with a decrease in equipment purchases in the amount of $240,000.

The Company’s financing activities provided cash of $651 in the six months ended June 30, 2002 as compared to $25,000 of cash provided in the six months ended June 30, 2001.  This decrease was due to reduced stock option activity during the first half of 2002.

The Company’s principal source of liquidity at June 30, 2002 consists of cash, cash equivalents and short-term investments in the amount of $6.3 million.  The Company believes it has the necessary cash, cash equivalents and short-term investments on hand to fund its operations through at least the next 15 months. The Company has already taken the necessary actions in the first half of 2002 to manage its cash consistent with its operating plan by eliminating staff and specifically identified incremental costs including outside consultants.

The Company has a $1.3 million investment in inventory related to the PSA 4000 system.  The sale of this inventory will be subject to conditions that are generally outside the Company’s control.  More specifically, the FDA approval of and commercial release of the PSArray2, a new frontal-only disposable array sensor that attaches to and is used with the Company’s PSA 4000 system, will be critical to the sale of the finished units that are currently in inventory.    The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002.  On May 31, 2002, the Company received a request for additional information from the FDA related to its 510(k) application, and provided the additional information to the FDA on July 3, 2002.  The Company anticipates that the FDA will respond to the additional information within the customary 90-day cycle and expects to introduce the PSArray2 in the third quarter of 2002.  The Company does not expect this delay to impact its ability to sell its existing inventory to Baxter at a price in excess of cost and pursue a distributor for rest of world rights.  However, there can be no assurance that the Company will obtain FDA approval or when such approval will be obtained.

The Company believes that the success of the PSA 4000 is the most critical component to the Company’s ability to continue as a going concern.  The costs to be incurred in 2002 through 510(k) approval are not expected to be in excess of $200,000.  If the Company secures regulatory approval, the Company intends to sell to its existing distributor, Baxter, in North America and pursue a distributor for rest of the world rights.

In the event the regulatory approval is denied, the Company would consider further refinement or development of the PSArray2.  Should this event occur, the Company’s liquidity will be negatively impacted, and the Company would need to adjust its expenditures in the remainder of 2002 to conserve working capital.

Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of its technology if, by the end of 2002 or early 2003, its cash constraints would not allow the Company to execute its plan.

The Company is aware of one other company with similar products to the PSA 4000.  Such competitor has an FDA-cleared frontal array for its system.  In the event the Company is able to obtain FDA clearance for the PSArray2 in a reasonable time frame, the Company believes that it would then not be at a significant disadvantage in marketing its products against this company.

At December 31, 2001, the Company had available net operating loss carryforwards (NOL’s) of approximately $29.7 million available to offset future federal taxable income, if any.  These NOL’s expire in varying amounts through 2021.  At December 31, 2001, the Company also had research and development tax credit carryforwards of approximately $1,278,000 available to offset future income taxes, if any, which expire in varying amounts through 2021.  Since the Company has incurred only losses since its inception, and due to the degree of uncertainty related to the use of the loss and credit carryforwards, the Company has provided a full valuation allowance against these future tax benefits.

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

During 2001, the Company began development of the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 consciousness-monitoring system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002.  The introduction of this product is critical to the future success of the Company.  The Company cannot assure you as to when or whether FDA clearance for this product will be obtained.    FDA clearance for the PSArray2 is critical to the Company, and the failure to obtain such clearance in a reasonable time frame will materially and adversely affect the Company’s business, financial condition and operating results.

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

During the second, third and fourth quarters of 2001 and first and second quarters of 2002, we experienced a sharp downturn in orders and in end-user demand for the PSA 4000.  We believe that this downturn is due in part to economic conditions generally and in the healthcare sector in particular.  In addition, marketing programs instituted by one of our competitors have adversely affected our ability to sell PSA 4000 products.  More specifically, however, as a result of market feedback, we have concluded that we need to introduce a simpler headpiece for use with the PSA 4000.  This frontal-only disposable array sensor (“PSArray2”) has been developed, and we have filed a 510(k) clearance application with the FDA for this headpiece.  We cannot assure you as to when or whether FDA clearance for this headpiece will be received.  Even if FDA clearance for this headpiece is received, we cannot assure that introduction of the PSArray2 will improve market acceptance of the PSA 4000 or our results of operations.  At this point, we are currently unable to accurately predict future demand for the PSA 4000, and we cannot assure you that the current economic environment and current product market environment will not continue.

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

We have experienced significant operating losses since inception and, as of June 30, 2002 had an accumulated deficit of approximately $49.2 million.  The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, including particularly if the PSA 4000 is able to garner market acceptance.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

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

PHYSIOMETRIX, INC.

June 30, 2002

PART II

Other Information

ITEM 1	Legal Proceedings:
	Not applicable.

ITEM 2	Changes in Securities:
	Not applicable.

ITEM 3	Defaults upon Senior Securities:
	Not applicable.

ITEM 4	Submission of matters to a vote of security holders:

	On May 30, 2002, the Company held its annual meeting of shareholders. The following items were submitted for a vote of the shareholders.

	Election of Thomas Baruch as a Class III director.
	For:	6,410,605
	Against:	0
	Abstain:	23,455

	Election of John A. Williams as a Class III director.
	For:	6,410,605
	Against:	0
	Abstain:	23,455

	Ratification of Ernst & Young as independent auditors for the year ending December 31, 2002.
	For:	6,428,240
	Against:	5,620
	Abstain:	200

ITEM 5	Other information:
	None.

ITEM 6                   Exhibits and reports on Form 8-K:

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350.

(b)	Reports on Form 8-K - None

June 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE:	August 12, 2002

		BY:	/s/John A. Williams
John A. Williams
President, Chief Executive Officer

		BY:	/s/Daniel W. Muehl
Daniel W. Muehl
Vice President and Chief
Financial Officer
(Principal Financial and
Accounting Officer)