Form 10-Q
period 2002-09-30
PHYSIOMETRIX INC
filed 2002-11-08
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

ITEM 1 - Yes ☒     No ☐

ITEM 2 - Yes ☒     No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of

Class	Outstanding at October 31, 2002

Common Stock, $.001 par value	8,422,994

PHYSIOMETRIX, INC.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

	Item 1	Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets as of December 31, 2001 and September 30, 2002

Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2001 and 2002

Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2001 and 2002

Notes to Unaudited Condensed Financial Statements

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Risk Factors

	Item 4	Controls and Procedures

PART II	OTHER INFORMATION

SIGNATURES

CERTIFICATIONS

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31 2001	September 30 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,730,460	$2,948,971
Short-term investments	7,997,531	2,236,200
Accounts receivable, net	31,780	29,654
Inventories	1,338,674	1,355,824
Prepaid expenses	89,083	126,792
Total current assets	12,187,528	6,697,441

Property, plant and equipment	1,237,877	1,315,165
Less allowances for depreciation	(715,071)	(895,364)
	522,806	419,801
Due from officer	84,000	84,000
Other assets	14,322	14,322

Total assets	$12,808,656	$7,215,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$325,378	$139,000
Accrued expenses	1,585,348	786,836
Total current liabilities	1,910,726	925,836

Stockholders’ equity
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized; 8,421,952 shares in 2001 and 8,422,994 shares in 2002 issued and outstanding	8,422	8,423
Additional paid-in capital	56,997,319	56,959,009
Deferred compensation	(35,425)	(9,953)
Accumulated other comprehensive income	7,055	849
Accumulated deficit	(46,079,441)	(50,668,600)
Total stockholders’ equity	10,897,930	6,289,728

Total liabilities and stockholders’ equity	$12,808,656	$7,215,564

See accompanying notes

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2002	2001	2002

Revenues	$75,206	$94,023	$2,633,148	$277,623

Costs and expenses:
Cost of products sold	3,337,125	244,530	6,062,888	782,010
Research and development	1,079,840	419,073	2,913,591	1,921,288
Selling, general and administrative	1,386,412	681,633	3,992,394	2,264,514
	5,803,377	1,345,236	12,968,873	4,967,812

Operating loss	(5,728,171)	(1,251,213)	(10,335,725)	(4,690,189)

Interest income	152,170	24,973	688,065	101,030

Net loss	$(5,576,001)	$(1,226,240)	$(9,647,660)	$(4,589,159)

Basic and diluted net loss per common share	$(0.66)	$(0.15)	$(1.15)	$(0.54)

Shares used in computing basic and diluted net loss per common share	8,421,744	8,422,994	8,420,239	8,422,415

See accompanying notes.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2001	2002
Operating activities:
Net loss	$(9,647,660)	$(4,589,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,103	180,293
Stock-based compensation in connection with issuance of stock options to consultants	19,165	(13,488)
Provision for inventory write-offs	3,087,847	—
Changes in operating assets and liabilities:
Accounts receivable	693,250	2,126
Inventories	(3,916,499)	(17,150)
Prepaid expenses and other assets	226,474	(37,709)
Accounts payable and accrued expenses	821,616	(984,890)
Net cash used in operating activities	(8,556,704)	(5,459,977)

Investing activities:
Purchase of equipment	(283,353)	(77,288)
Purchase of short-term investments	(15,159,616)	(3,270,823)
Proceeds from maturity of short-term investments	23,318,799	9,025,948
Net cash provided by investing activities	7,875,830	5,677,837

Financing activities:
Proceeds from issuance of common stock	25,803	651
Net cash provided by financing activities	25,803	651

Net (decrease) increase in cash and cash equivalents	(655,071)	218,511
Cash and cash equivalents at beginning of period	3,399,310	2,730,460

Cash and cash equivalents at end of period	$2,744,239	$2,948,971

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No.144), which the Company adopted in 2002.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, but retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale.  The adoption of this accounting standard did not have any impact on the Company’s financial statements.

Note C - Significant Accounting Policies

Inventories

Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

	December 31 2001	September 30 2002

Purchased components	$985,904	$960,994
Work in process	8,053	21,906
Finished units	344,717	372,924
	$1,338,674	$1,355,824

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average common shares outstanding for the three and nine months ended September 30, 2001 and 2002.  Diluted net loss per common share is the same as basic net loss per common share since the inclusion of common stock equivalents (the effect of stock options) would be anti-dilutive.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.   Comprehensive loss is computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2002	2001	2002
Net loss	$(5,576,001)	$(1,226,240)	$(9,647,660)	$(4,589,159)
Net unrealized holding losses on investments	—	(979)	—	(6,206)
Total comprehensive loss	$(5,576,001)	$(1,227,219)	$(9,647,660)	$(4,595,365)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Since its inception in January 1990, Physiometrix has been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products.  The Company’s products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications.  The Company’s initial products were its e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System.  The Company also has an additional neurological monitoring product, the Patient State Analyzer (“PSA 4000”) which received FDA 510(k) approval on June 30, 2000.  The Company received FDA 510(k) clearance on October 7, 2002, for the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 consciousness-monitoring system.

Physiometrix has a limited history of operations and has experienced significant operating losses since its inception.  As of September 30, 2002, the Company had an accumulated deficit of approximately $50.7 million.  The PSA 4000 and the HydroDot NeuroMonitoring System are currently the Company’s principal commercial products.  The Company anticipates that its operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which the Company’s products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which the Company establishes distribution channels for its products domestically and internationally.  Since the third quarter of 2000, substantially all of the Company’s sales were to Baxter Healthcare Corporation (Baxter).  There can be no assurance the Company will achieve significant commercial revenues or profitability.

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

During the fourth quarter of 2000 and first quarter of 2001, shipments exceeded the minimum amounts required to permit Baxter to maintain its exclusive distributorship of the PSA 4000 in the U.S.  Since the second quarter of 2001, orders by and, consequently, shipments to Baxter were not sufficient to meet the exclusivity provisions of the distribution agreement.  The Company is currently in discussions with Baxter regarding purchase commitments for the future, as well as other amendments to the distribution agreement with Baxter, but no agreement has yet been reached.

During 2001, the Company began development of the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 consciousness-monitoring system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002.  The introduction and successful commercialization of this product is critical to the future success of the Company.  The Company introduced this product at the annual American Society of Anesthesiologists (“ASA”) meeting in October 2002.  The Company believes that inventory units on hand included in its Balance Sheet at September 30, 2002 are fully realizable and are expected to be sold within the next twelve months.

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

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenues

Revenues increased 25% to $94,000 for the three months ended September 30, 2002 from $75,000 for the three months ended September 30, 2001.  This increase is due to a general increase in shipments of the Company’s HydroDot NeuroMonitoring products.  The Company did not ship any PSA 4000 units during the three months ended September 30, 2002 and 2001.  The lack of sales of the PSA 4000 was due to Baxter’s decision not to purchase any PSA 4000 units during these periods due to lower than expected market demand and in anticipation of the commercial release of the PSArray2, a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.

The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance on October 7, 2002.  The introduction and successful commercialization of this product is critical to the future success of the Company.  The Company commercially introduced this product in October 2002 at the annual American Society of Anesthesiologists meeting.  Initial commercialization efforts for this product have only recently begun, and the Company is not currently able to predict as to when or whether this product will achieve commercial acceptance.  The Company expects to commence sales of the PSA 4000 during the first half of 2003 although it cannot assure that this will occur.

Cost of Products Sold

Cost of products sold decreased 93% to $245,000 for the three months ended September 30, 2002 from $3,337,000 for the three months ended September 30, 2001.  This decrease was primarily due to a provision for excess inventory of $3.1 million which was taken during the period ended September 30, 2001 due to the uncertainty of future sales volumes of the PSA 4000 and the recognition of a loss on fixed purchase commitments in excess of expected demand.

Gross Margin

The negative gross profit margin during the third quarter of 2002 resulted from the fact that costs of the product together with headcount and overhead costs required in the Company’s manufacturing group exceeded the reported revenues.  Staff reductions undertaken in 2002 have lowered expenses in the third quarter of 2002.  The negative gross profit margin experienced during the third quarter of 2001 resulted from the provision for excess inventory of $3.1 million, as well as, costs of the product, and level of headcount and overhead required in the Company’s manufacturing group.  The Company expects costs of products sold to increase consistent with increases in revenues of the PSA 4000 in 2003.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, decreased 61% to $419,000 for the three months ended September 30, 2002 from $1,080,000 for the three months ended September 30, 2001.  This decrease is primarily due to a decrease in outside consulting costs associated with development of the PSA 4000, as well as staff reductions and other discretionary expense reductions undertaken in the second quarter of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 51% to $682,000 for the three months ended September 30, 2002 from $1,386,000 for the three months ended September 30, 2001.  This decrease is due to decreased sales and marketing expenses, such as travel, headcount related expenses and outside market research consulting incurred related to the commercialization of the PSA 4000.

Interest Income

Interest income decreased to $25,000 for the three months ended September 30, 2002 from $152,000 for the three months ended September 30, 2001.  This decrease was due to lower average cash balances available for investment in 2002 along with lower interest rates.

Income Taxes

The Company has not provided for income taxes in any of the periods reported due to losses incurred during each of periods presented.  In addition, at December 31, 2001, the Company had federal net operating loss carryforwards of approximately $29.7 million and research and development tax credit carryforwards of approximately $1.3 million that will expire in varying amounts through 2021, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Nine Months Ended September 30, 2002 and 2001

Revenues

Revenues decreased 89% to $278,000 for the nine months ended September 30, 2002 from $2,633,000 for the nine months ended September 30, 2001.  This decrease is primarily due to lack of sales of the PSA 4000 during the period ended September 30 2002.  The Company did not ship any PSA 4000 units during the nine months ended September 30, 2002 as compared to 490 units shipped during the same period in 2001.  The lack of sales was due to Baxter’s decision not to purchase any PSA 4000 units in the nine months ended September 30, 2002 due to lower than expected market demand and in anticipation of the commercial release of the PSArray2, a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA

4000 system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.

The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002.  The introduction and successful commercialization of this product is critical to the future success of the Company.  The Company introduced this product in October 2002 at the annual ASA meeting.  Sales of the Company’s HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.  The Company expects to commence sales of the PSA 4000 during the first half of 2003, although it cannot assure that this will occur.

Cost of Products Sold

Cost of products sold decreased 87% to $782,000 for the nine months ended September 30, 2002 from $6,063,000 for the nine months ended September 30, 2001.  This decrease was primarily due to decreased product costs related to the 490 PSA 4000 units which shipped during the nine months ended September 30, 2001, coupled with a provision for excess inventory of $3.1 million and the recognition of a loss on fixed purchase commitments in excess of expected demand during the third quarter of 2001.

Gross Margin

The negative gross profit margin incurred during the nine months ended September 30, 2002 resulted from the fact that costs of the product incurred together with headcount and overhead costs required in the Company’s manufacturing group exceeded the reported revenues.  Staff reductions undertaken in April of 2002 have lowered expenses in 2002.  The negative gross profit margin incurred during the nine months ended September 30, 2001 resulted from selling PSA 4000 units at a volume less than what is needed to cover fixed and variable costs in the manufacturing group as well as the provision for excess inventory of $3.1 million taken during the nine months ended September 30, 2001.  The Company expects costs of products sold to increase consistent with increases in revenues of the PSA 4000 in 2003.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, decreased 34% to $1,921,000 for the nine months ended September 30, 2002 from $2,914,000 for the nine months ended September 30, 2001.  This decrease is primarily due to a decrease in outside consulting costs associated with development of the PSA 4000, as well as staff reductions and other discretionary expense reductions undertaken in the second quarter of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 43% to $2,265,000 for the nine months ended September 30, 2002 from $3,992,000 for the nine months ended September 30, 2001.  This decrease is due to decreased sales and marketing expenses incurred, such as travel, headcount related expenses and outside market research consulting related to the commercialization of the PSA 4000, as well as investment banking fees incurred in 2001.

Interest Income

Interest income decreased to $101,000 for the nine months ended September 30, 2002 from $688,000 for the nine months ended September 30, 2001.  This decrease was due to lower average cash balances available for investment in 2002 along with lower interest rates.

Income Taxes

The Company has not provided for income taxes in any of the periods reported due to losses incurred during each of periods presented.  In addition, at December 31, 2001, the Company had federal net operating loss carryforwards of approximately $29.7 million and research and development tax credit carryforwards of approximately $1.3 million that will expire in varying amounts through 2021, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Liquidity and Capital Resources

At September 30, 2002, the Company’s cash, cash equivalents and short-term investments were $5,185,000 as compared to $10,728,000 at December 31, 2001.

The Company’s operating activities used cash of $5,460,000 in the nine months ended September 30, 2002 as compared to $8,557,000 in the nine months ended September 30, 2001.  The decrease in net cash used in 2002 compared to 2001 was due to the reduced net loss coupled with decreased inventory purchases, partially offset by a large decrease in accounts payable and accrued expenses.

Net cash provided by investing activities in the nine months ended September 30, 2002 was $5,678,000, as compared with $7,876,000 provided in the nine months ended September 30, 2001.  The decrease was due to a decrease in the net proceeds from the sale of short-term investments of $2,404,000, partially offset by a decrease in equipment purchases in the amount of $206,000.

The Company’s financing activities provided cash of $651 in the nine months ended September 30, 2002 as compared to $26,000 of cash provided in the nine months ended September 30, 2001.  This decrease was due to reduced stock option activity during the nine months ended September 30, 2002.

The Company’s principal source of liquidity at September 30, 2002 consists of cash, cash equivalents and short-term investments in the amount of $5.2 million.  The Company believes it has the necessary cash, cash equivalents and short-term investments on hand to fund its operations through September 30, 2003. The Company has already taken the necessary actions in the nine months ended September 30, 2002 to manage its cash consistent with its operating plan by eliminating staff and specifically identified incremental costs including outside consultants.

The Company intends to complete a financing in 2003 to extend its liquidity past September 30, 2003.  The Company cannot guarantee that additional financing will be available on satisfactory terms or at all.  Future equity financings may result in dilution to the holders of our common stock.  Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

The Company has a $1.4 million investment in inventory related to the PSA 4000 system.  The sale of this inventory will be subject to conditions that are generally outside the Company’s control.  More specifically, market acceptance of the PSArray2, a new frontal-only disposable array sensor that attaches to and is used with the Company’s PSA 4000 system, is critical to the sale of the finished units that are currently in inventory.  The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002.  The Company expects to begin to ship PSA 4000 products commencing in the first half of 2003, although it cannot assure that this will occur.

The Company believes that the success of the PSA 4000 is the most critical component to the Company’s ability to continue as a going concern.  The Company intends to sell the PSA 4000 through its existing distributor, Baxter, in North America and pursue a distributor for rest of the world rights.  Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of its technology if, in 2003, its cash constraints would not allow the Company to execute its plan.  The Company is aware of one other company with products similar to the PSA 4000.  Such competitor has an FDA-cleared frontal array for its consciousness-monitoring system.  The Company believes that it is not at a significant disadvantage in marketing its products against this company.

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

During 2001, the Company began development of the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with the Company’s PSA 4000 consciousness-monitoring system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The Company submitted its 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002.  The introduction and successful commercialization of this product is critical to the future success of the Company.  The Company commercially introduced this product in October 2002 at the annual American Society of Anesthesiologists meeting.  Initial commercialization efforts for this product have only recently begun, and the Company is not currently able to predict as to when or whether this product will achieve commercial acceptance.

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

Since the second quarter of 2001, we experienced a sharp downturn in orders and in end-user demand for the PSA 4000.  We believe that this downturn is due in part to economic conditions generally and in the healthcare sector in particular.  In addition, marketing programs instituted by one of our competitors have adversely affected our ability to sell PSA 4000 products.  More specifically, however, as a result of market feedback, we have concluded that we need to introduce a simpler headpiece for use with the PSA 4000.  This frontal-only disposable array sensor (“PSArray2”) has been developed, and we have filed a 510(k) clearance application with the FDA for this headpiece.  The Company received FDA 510(k) clearance for the PSArray2 on October 7, 2002.  Even with FDA clearance for this headpiece, we cannot assure that introduction of the PSArray2 will improve market acceptance of the PSA 4000 or our results of operations.  At this point, we are currently unable to accurately predict future demand for the PSA 4000, and we cannot assure you that the current economic environment and current product market environment will not continue.

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

We have experienced significant operating losses since inception and, as of September 30, 2002 had an accumulated deficit of approximately $50.7 million.  The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, including particularly if the PSA 4000 is able to garner market acceptance.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

We may need additional funds, and such funds may not be available on commercially reasonable terms when we need them.

We plan to continue to expend substantial funds for obtaining regulatory approvals, continuing sales and marketing activities and research and development.  We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business.  Although we believe that our existing cash reserves will be sufficient to meet our operating and capital requirements during at least the next 12 months, we may require additional financing within this time frame. Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory matters, and the extent to which the PSA 4000 gains market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

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

Item 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PHYSIOMETRIX, INC.

September 30, 2002

PART II

OTHER INFORMATION

Item 1		Legal Proceedings:
Not applicable.

Item 2		Changes in Securities:
Not applicable.

Item 3		Defaults upon Senior Securities:
Not applicable.

Item 4		Submission of matters to a vote of security holders:
Not applicable.

Item 5		Other information:
None.

Item 6		Exhibits and Reports on Form 8-K:

	(a)	Exhibits

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K.

None

September 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE:	November 8, 2002	BY:	/s/ John A. Williams
John A. Williams
President, Chief Executive Officer

		BY:	/s/ Daniel W. Muehl
Daniel W. Muehl
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John A. Williams, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Physiometrix, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	November 8, 2002

/s/ John A. Williams
John A. Williams
President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Daniel W. Muehl, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Physiometrix, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	November 8, 2002
/s/ Daniel W. Muehl
Daniel W. Muehl
Vice President and Chief Financial Officer