Form 10-K
period 2002-12-31
PHYSIOMETRIX INC
filed 2003-03-28
CIK 1010397

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to                             .

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

Common Stock, $0.001 par value

(Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $3,820,812 as of February 28, 2003, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the NASDAQ SmallCap Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2003, the Registrant had outstanding 8,422,994 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Physiometrix, Inc.

INDEX

PART I

Item 1. BUSINESS

Forward Looking Statements

        This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein in the "Risk Factors" and in the documents incorporated herein by reference. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include, but are not limited to, (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to Food and Drug Administration ("FDA") approvals; (ix) third-party reimbursement (x) operating and capital requirements: (xi) clinical trials; and (xii) other factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as "Risk Factors".

Introduction

        Physiometrix, Inc. (also referred to herein as "Physiometrix," "Company," "we," "us," and "our") designs, develops, manufactures and markets noninvasive, advanced medical products incorporating proprietary materials, electronics technology and software for use in neurological monitoring applications during surgical and diagnostic procedures. We sell our products for use in hospitals, clinics and physicians' offices domestically and internationally. Our current principal product focus is our Patient State Analyzer ("PSA 4000"), an innovative system for monitoring brain activity during anesthesia.

        Our initial products, which were commercially introduced in 1994, are our e-Net headpiece and disposable HydroDot biosensors, which are based upon our proprietary HydroGel technology, and its custom electronics. These products are packaged as the HydroDot NeuroMonitoring System, which was developed and is sold for brain monitoring applications, such as clinical electroencephalograph ("EEG") procedures. The system is marketed and sold as a safer, lower cost alternative to current EEG data collection technology. The system connects and interfaces to the standard input on all conventional EEG instruments currently in use worldwide, yet offers reduced patient setup time, more reliable data readings, and enhanced patient comfort and safety. We do not consider the expected revenues from the HydroDot NeuroMonitoring System business to be significant to our financial success and liquidity.

        Patient State Analyzer.    The PSA 4000 provides a simplified, user-friendly analysis of patient brain activity during surgical procedures involving general anesthesia. Currently, such monitoring conducted by EEG instruments, is used only in a small percentage of all such procedures on a worldwide basis. Traditional EEG devices require a neurologist to interpret their data output. As a result, anesthesiologists are reluctant to use EEG monitoring during other surgical procedures, despite the potential benefits offered by brain monitoring, such as improved patient safety, shorter patient recovery times, and lower overall costs per procedure.

        We have shown in clinical studies that monitoring patients' brain activity during surgery with the PSA 4000 will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of post-operative recovery time required, and eliminate the requirement of a neurologist or specialized technologist to interpret EEG results during surgery. We believe that these benefits create the opportunity for the PSA 4000 to become the standard of care during surgical interventions using general anesthesia. The product received initial 510(k) clearance from the Food and Drug Administration ("FDA") in June 2000. We market the PSA 4000 in the United States [and Canada] through Baxter Healthcare Corporation ("Baxter").

        In October 2002, we received 510(k) clearance from the FDA for the PSArray2, a new frontal-only disposable array sensor for use with the PSA 4000 system, and are currently shipping this new sensor to Baxter, our exclusive U.S. distributor. This new frontal array headpiece attaches easier to the head during surgical procedures than our previous headpiece. We believe, based on our market research and feedback, that the availability of this new frontal array will enhance the attractiveness of the PSA 4000.

        The table below summarizes the products currently offered by us, the markets served by these products and their present development and/or commercialization status:

Product	Description	Development/ Commercialization Status
Patient State Analyzer	Intraoperative EEG monitoring system	Commercial sales
PSArray2 — Frontal array for use with Patient State Analyzer	Easier to use headpiece for use with Patient State Analyzer	Commercial sales
HydroDot NeuroMonitoring System
e-Net	EEG headpiece	Commercial sales
Small e-Net	EEG headpiece for children	Commercial sales
OR e-Net	EEG headpiece for operating room Applications	Commercial sales
HydroDot biosensors	Disposable biosensors for use with e-Nets	Commercial sales
HydroSpot biosensors	Disposable biosensors attached to lead wires	Commercial sales

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

        There are more than 40 million surgical interventions performed annually worldwide under general anesthesia according to Frost and Sullivan. This represents a large market opportunity for the PSA 4000. We have developed the PSA 4000 to address this market. Currently, anesthesiologists measure heart, breathing rates, as well as other physiological changes, to monitor the effect of anesthesia on patients. However, the brain, the organ which anesthetic drugs affect the earliest, is generally not directly monitored. Nevertheless, in several types of surgical procedures, including high-risk cardiology and vascular surgical procedures, brain monitoring is recognized by clinicians as particularly important. Routine monitoring of brain functions during surgery can result in earlier detection of abnormalities that, if left undetected, could result in serious surgical and post surgical complications. Such monitoring can also potentially reduce costs and postoperative recovery times by enabling a reduction in the amount of anesthesia used during the surgical procedure, which would enable patients to emerge from the effects of the anesthesia and be ambulatory more quickly following the procedure. In addition, anesthesiologists are typically not familiar with conventionally produced EEG test results, and a neurologist must therefore be on hand to interpret EEG test information. We believe that the availability of a low cost, easy to use monitoring device such as the PSA 4000 could substantially increase brain monitoring during surgical procedures involving general anesthesia.

  Current EEG Procedure

        Currently, to perform a typical EEG exam, the technician must measure, mark, clean and abrade 20 spots on the scalp of a patient. After these procedures are completed, 20 disc shaped electrodes are placed on the points identified on the scalp. Collodion, a solvent-based adhesive, is typically used during this process. Abrasion of the skin is necessary in order to provide a sufficiently low impedance signal (typically less than 5,000 ohms) to the EEG monitor. Electrodes can be misplaced, resulting in inaccurate readings, and can fall off, necessitating that the technician restart the recording. At the end of the procedure, cleanup of the collodion used to affix the electrodes to the scalp requires the use of toxic solvents and is both time consuming and unpleasant for the patient. In addition, incomplete sterilization of the cup electrodes can result in increased risk of infection to the patient. These difficulties in patient setup and cleanup also contribute to reduced operating efficiencies in the EEG laboratory. The current method for performing EEG examinations also suffers from several functional deficiencies, including difficulty in achieving effective electrical contact between the patient and the device, the possibility of electrode movement or displacement during the EEG examination, creation of salt bridges, or unwanted electrical circuits between electrodes, that result in a high level of EEG signal interference. The consequences of these deficiencies include poor signal quality, making diagnoses questionable, the need for repeat tests and a signal format that is not conducive to advanced diagnostic analytical techniques. We believe that these deficiencies have limited the growth of EEG monitoring.

        A traditional EEG procedure takes an average of about 60 minutes, of which about 30 minutes is made up of actual recording time. The traditional EEG is extremely sensitive to patient movement, sweating, electrical interference and muscle tension; any of which may make a tracing uninterpretable. For most of the actual recording, the patient must lie calmly with his or her eyes closed. Additional studies, which most laboratories routinely perform, include recording during hyperventilation and photic simulation with a repetitive flash. For many tracings, if possible, subjects are encouraged to fall asleep. Some laboratories induce sleep with oral chloral hydrate.

The Physiometrix Solution

        We believe that the availability of a low-cost, easy to use monitoring device such as the PSA 4000 could substantially increase brain monitoring during surgery and has the potential to become the standard of care in brain monitoring during the administration of general anesthesia.

        The PSA 4000 was developed to provide patient brain activity during surgical procedures involving general anesthesia. The PSArray2, which attaches to and is used with the PSA 4000, is a disposable frontal headpiece that attaches to a patient's forehead to collect EEG data for analysis by the PSA 4000. During surgical procedures involving general anesthesia, the PSA 4000 will constantly monitor data and alert the anesthesiologists as to a patient's state of consciousness and provide the anesthesiologist with a readout regarding a patient's ideal anesthetized state. We believe that monitoring a patient's brain activity during surgery will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries.

        The Physiometrix HydroDot NeuroMonitoring System has been developed to address the deficiencies in current methods of performing EEG examinations. The HydroDot System incorporates innovative product features that improve clinical efficacy, patient comfort and allow the EEG laboratory to perform EEG procedures more efficiently. Physiometrix' e-Net is a proprietary, flexible, open net matrix that fits over the patient's head and uses disposable, soft hydrogel biosensors that are inserted into the matrix at predetermined locations that correspond to points on the scalp where conventional cup electrodes would otherwise be affixed manually. In effect, the e-Net serves as a template to automatically position the HydroDot biosensors for the EEG procedure. The e-Net fits a majority of adult head sizes. The elasticity of the e-Net ensures accurate placement of the HydroDot biosensors and the maintenance of proportionality between electrodes. We also sell a smaller version of the e-Net which, together with the adult sized e-Net, enables over 95% of head sizes to be accommodated. The proprietary hydrogel electrode material is adhesive, but does not leave a residue. In contrast to conventional EEG methods, time consuming and often painful scalp preparation is not required to achieve a low impedance signal. The hair is simply parted and the HydroDot biosensors are pressed into the sockets on the e-Net. For testing environments in which there is the potential for hostile electrical interference, the e-Net can connect to an adjacent analog to digital interface module that digitizes the electrode signal, transmits the digital data via a fiber optic link to the instrument location, where it is converted back into an analog form acceptable to the EEG input electronics. This data transmission procedure virtually eliminates ambient noise that is present in most EEGs (especially electronic noise in the intensive care unit, operating room and emergency room) as a result of the "antennae" effect from using wire leads to transmit electrical data, and can be used with any EEG instrument.

Current Financial Condition

        Since inception, we have incurred cumulative net losses of approximately $51.6 million, including losses of approximately $5.5 million during 2002. For the year ended December 31, 2002, we had negative cash flows from operating activities of approximately $6.7 million and at December 31, 2002 had cash and cash equivalents and short-term investments of approximately $3.9 million.

        In April 1996, we completed an initial public offering of 2,000,000 shares of common stock at $11.00 per share. Net proceeds to us were approximately $19.8 million. In February 2000, we completed a private placement of 2,080,340 shares of common stock at $10.80 per share. Net proceeds to us were approximately $21 million.

        Our principal source of liquidity at December 31, 2002 consists of cash, cash equivalents and short-term investments, which aggregate $3.9 million. We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to conduct operations as planned only until October 2003. As a result, there is substantial doubt about our ability to continue as a going concern.

We believe if we can achieve revenues in the amount of $2.0 million in 2003, we will have funds to conduct operations until February 2004. There can be no assurance, however, that these revenues will be achieved. Additionally, we plan to raise capital through equity and/or debt issuance when, and if, such capital is available to us. We cannot assure you, however, that we will be able to raise additional capital on acceptable terms, or at all. If additional amounts cannot be raised and we are unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including the sale of our technology, filing for protection under the United States bankruptcy laws or cessation of operations

Business Strategy

        Our objective is to become the leader in the design, development and commercialization of anesthesia monitoring technology. Key elements of our strategy include the following:

  •
  Design and Develop Innovative, Proprietary Products for the Neurology, Intensive Care Unit and Surgical Markets. Physiometrix plans to capitalize on the growing recognition among medical professionals of easy to use and reliable methods of brain monitoring. We intend to remain focused on the development and marketing of products for surgery and the intensive care unit including products that are designed to expand the use of neurological monitoring. We have substantial design and development expertise in the neurological monitoring field and will seek to position ourselves at the forefront of innovation in this industry.

  •
  Diversify Product Offerings to Increase Market Penetration. We seek to offer a range of products, including hardware and disposable products designed to encourage broader use of EEG monitoring. Toward this end, we have developed and received FDA 510(k) clearance for the PSArray2, a frontal headpiece for use with the PSA 4000 system.

  •
  Broaden Marketing Channels. We have already established a strategic relationship with Baxter for distribution of our PSA 4000 in the United States [and Canada]. We will seek to secure an exclusive partner for distribution in major international markets, principally Europe and Japan.

  •
  Outsource Manufacturing to Control Costs. We outsource many manufacturing processes to qualified contract manufacturers to control costs, maintain quality and reduce capital investment, while retaining control over key proprietary processes for certain components of our products.

Products and Technology

        PSA 4000.    We developed the PSA 4000 for brain monitoring in the operating room. The PSA 4000 uses a single use disposable appliance to record EEG for continuous analysis. The PSA 4000 is being designed to extract data known to be sensitive to the functional level of each region of the brain, the adequacy of blood supply and the interaction of each region with neighboring regions on the opposite side of the brain. Based on such measurements, statistical procedures will be used to deliver an analysis of the data into a measurement for monitoring the effects of anesthesia. During intraoperative procedures, the PSA 4000 will constantly monitor data and alert the anesthesiologist as to changes in the patient's state of consciousness. The PSA 4000 will provide the anesthesiologist with a readout regarding the patient's ideal anesthetized state.

        Traditionally, the anesthesiologist has had three objectives:

  •
  put the patient to sleep

  •
  prevent patient response to pain

  •
  ensure that the patient does not move during surgery

        Typically, a combination of drugs is used to accomplish this, including analgesics to block pain, drugs to induce unconsciousness and muscle relaxants to immobilize the patient. However, current anesthesia practice is not always successful. Cases of surgical awareness are reported each year and, while fewer in number, deaths during general anesthesia also occur. Other known issues related to overmedication include nausea and exceptionally long recovery time.

        Brain monitoring with traditional EEG techniques involves lengthy setups, the use of flammable materials, and cumbersome equipment. Traditional EEG devices also require a neurologist to interpret their data output. As a result, anesthesiologists are generally reluctant to use EEG monitoring, despite the potential benefits offered by brain monitoring such as improved patient safety and shorter patient recovery times. Our PSA 4000 provides a simple automated resolution of the difficulties of EEG use and interpretation in the operating room.

        We believe that monitoring a patient's brain activity during surgery will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of postoperative recovery time required.

        There is also a market opportunity for the use of awareness monitoring during the administration of sedation to patients in recovery rooms and during certain diagnostic and therapeutic procedures which are performed outside the operating room. We are ready to adapt our technology to any modular monitoring system now in use in operating rooms around the world.

        The PSA 4000 consists of portions of our Equinox EEG hardware with a single use version of the e-Net in place of the standard e-Net and an 8-channel preamplifier input. Software embedded in the PSA 4000 includes testing electrode impedance, amplifier calibration, EEG collection, quantitative analysis after artifact removal (brain wave abnormalities resulting from external stimulation, eye blinking or muscle movement), display and storage. The capability to construct group norms for a particular procedure will be provided, so the user can build criteria for the typical patient.

        The PSA 4000 represents a revised approach for brain monitoring during surgery. Market acceptance of this product will be dependent upon, among other things, the willingness of physicians, EEG technicians and others to adopt these products. Market acceptance will also be dependent upon our ability to convince potential users of the cost and efficacy advantages of this product. Since commercial introduction of the PSA 4000 in 2000, we have ascertained that the lack of a frontal headpiece for use in capturing signals from the brain has affected market acceptance. Accordingly, we developed and received regulatory approval for such a headpiece. The PSArray2 frontal headpiece, which received FDA 510(k) approval on October 7, 2002, is attached only to the patient's forehead and is therefore easier to attach than our original headpiece. We believe, based on our market research and feedback, that the availability of the PSArray2 frontal headpiece will enhance the attractiveness of the PSA 4000.

        e-Net.    The e-Net is a headpiece designed to position and hold the HydroDot disposable biosensors symmetrically against the scalp during an EEG study. The e-Net is manufactured from a proprietary elastic material and positions 20 biosensors according to the internationally recognized 10-20 System (defined below) on head sizes varying from 48 to 62 centimeters in circumference. The 10-20 System is a standard, universal methodology for marking and measuring the patient's scalp for electrode placement in EEG procedures.

        The e-Net is held in place by adjustable straps, one at the back of the neck and the other around the chin. These strap positions minimize interaction between head motion and electrode position. The open design of the e-Net allows access to the scalp for parting the hair and for placing additional biosensors on the patient. The expandable, shielded wire leads on the outside of the e-Net are combined into a single connector that interfaces to the straight cable. The e-Net is reusable with an expected lifetime of up to 200 applications. The elastic material is shielded by a fabric sheath and the wires are covered in a protective jacket and ultrasonically welded to the biosensor sockets. The disposable biosensors snap out of the e-Net after it is removed and the entire e-Net may be sterilized in disinfectant solution. Its key competitive features are elastic proportionality, increased patient comfort, standardized placement of biosensors, elimination of measurements, open design, integrated wiring, and durability. The e-Net is currently sold separately or as a starter kit with a half case of HydroDot biosensors (enough for approximately 10 EEG procedures) and a straight cable for connection to EEG machines.

        Small e-Net.    Because the HydroDot NeuroMonitoring System is much less traumatic to patients than traditional EEG procedures, it is much easier to use on children. Physiometrix' small e-Net, introduced in March 1995, enables technicians to use the HydroDot NeuroMonitoring System on children.

        OR e-Net.    We developed the OR e-Net, which is specially designed so that it can be used during surgical procedures in which blood flow to the brain could be compromised. Typically, hospitals have relied on collodion as an adhesive for their operating room procedures to secure the metal cup electrodes to a patient's head. Many institutions have banned collodion from operating room use because it is highly flammable. As a result, we believe that the HydroDot NeuroMonitoring System can potentially replace many products currently available for such uses.

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

        HydroSpot.    We developed the HydroSpot biosensor for those technicians who want the benefits of the HydroDot biosensors, but do not wish to use the e-Net because they prefer a procedure setup similar to that used with conventional cup electrodes. The HydroSpot is a hydrogelled disposable biosensor attached to a reusable lead wire and will be offered as an alternative to the conventional cup electrodes typically employed in EEG procedures. In addition to routine EEG procedures, the HydroSpot has potential application for long term EEG monitoring and several other applications including evoked potentials and nerve conduction velocity studies which are often used in evaluation of carpal tunnel syndrome patients.

        The HydroDot NeuroMonitoring System represents a relatively new method for EEG monitoring, and market acceptance of the system will be dependent upon, among other things, the willingness of physicians, EEG technicians and others to adopt use of this new system. Market acceptance will also be dependent upon our ability to convince potential users of the cost and efficacy advantages of this system. In addition, the HydroDot NeuroMonitoring System may not be suitable for patients that have experienced severe head trauma because the physician may not wish to surround the patient's head with the e-Net. However, our HydroSpot biosensors, which do not require use of the e-Net, could be used for such patients.

Marketing and Distribution

        We selected Baxter, a major medical products company with substantial experience and capabilities in sales of capital equipment to hospitals, anesthesiologists and other potential users of brain monitoring systems, as our exclusive distribution partner in the United States for the PSA 4000. We currently intend to maintain our clinical sales force at its current level to market the PSA 4000 in conjunction with Baxter and to secure an exclusive partner for distribution in major international markets, principally Europe and Japan.

        In May 2000, we entered into a distribution arrangement with Baxter for the exclusive distribution of our PSA 4000 in the United States. The agreement was amended on February 12, 2003. Under the terms of the amended agreement, Baxter is required to make quarterly minimum purchases under the contract. The penalty for purchases below minimum requirements is loss of exclusivity at our option. The contract is for five years from May 2000 and is cancelable by either party after December 31, 2003. We began shipments of the PSA 4000 in the third quarter of 2000 and began shipping the PSArray2, our new FDA cleared product, in the fourth quarter of 2002.

Research and Development

        Research and development activities are performed by our internal research and development staff, whose activities are augmented by the use of outside consultants for particular projects and areas of specialization. We have retained consultants for hardware and software design and clinical evaluation and development of the PSA 4000. Our future research and development efforts are expected to be focused on continued development of the PSA 4000 technology and related product enhancements and extensions.

        Research and development expenses for the years ended December 31, 2000, 2001 and 2002 were $2,775,324, $3,850,155 and $2,229,736 respectively, none of which was customer funded.

Manufacturing

        We manufacture our products at our facilities in North Billerica, Massachusetts. Production occurs in approximately 5,000 square feet of space utilizing standard production equipment for most processes and proprietary equipment for several specialized operations. Our production area includes a segregated area where temperature can be controlled and maintained for the production of the HydroDot biosensors. We intend to increase outsourcing of manufacturing to contract manufacturers for certain components in order to reduce cost and capital requirements and improve quality, while retaining control over certain proprietary manufacturing processes.

        We manufacture our products in conformance with FDA's Good Manufacturing Practices (GMPs). We are ISO 9001 certified and Certified Europe (CE)-marked both of which are required for the sale of our products in Europe. Any failure by us to remain in compliance with the GMPs or comply with ISO 9001 standards could have a material adverse effect on our business, financial condition and results of operation.

        We purchase components from various suppliers and rely on single sources for several parts. To date, we have not experienced any significant adverse effects resulting from shortages of components. Delays associated with any future component shortages, particularly as we scale up our manufacturing activities, would have a material adverse effect on our business, financial condition and results of operations.

        We currently manufacture our PSA 4000 product as well as our HydroDot NeuroMonitoring Systems in limited quantities. We do not have experience in manufacturing our products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of products, including problems involving production yields, quality control and assurance, component supply and lack of qualified personnel. Difficulties encountered by us in scaling up manufacturing could have a material adverse effect on our business, financial condition and results of operations.

Competition

        We believe that the primary competitive factors in the market for neurological monitoring devices are the ability to provide products that can improve clinical efficacy, reduce patient setup time, and contribute to improvement of laboratory operating efficiencies. We believe that the innovations we have developed in the field of neurology monitoring can potentially afford us a competitive advantage. There is currently one other company, Aspect Medical, that has a commercial product for brain monitoring during anesthesia similar to the PSA 4000.

Patents and Proprietary Rights

        Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to our business. The patent positions of medical device companies, including ours, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patent applications will result in the issuance of patents, or that our issued or any future patents will provide significant protection or commercial advantage or will not be circumvented by others. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurance that patents held by or licensed to us or any patents that may be issued as a result of our pending or future patent applications will be of commercial benefit, afford us adequate protection from competing products or technologies or will not be challenged by competitors or others or declared invalid. Also, there can be no assurance that we will have the financial resources to defend our patents from infringement or claims of invalidity.

        In the event a third party has also filed a patent application relating to an invention claimed in one of our patent applications, we may be required to participate in an interference proceeding declared by the United States Patent and Trademark Office ("US PTO") to determine priority of invention, which could result in substantial uncertainties and costs to us, even if the eventual outcome is favorable to us. There can be no assurance that any patents issued to us would be held valid by a court of competent jurisdiction.

        We rely upon trade secret protection for certain unpatented aspects of other proprietary technology. There is no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, others will not otherwise gain access to our proprietary technology or disclose such technology, or we can meaningfully protect our trade secrets.

        We typically require our employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us, is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to us shall be the exclusive property of ours, however, certain of our agreements with consultants, who typically are employed on a full time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of such information or inventions.

Government Regulation

  United States

        Our PSA 4000, including its PSArray2, HydroDot NeuroMonitoring System, including its family of e-Nets, and HydroDot biosensors, HydroSpot, and other potential products are and will be regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP"). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life sustaining, life supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A premarket approval ("PMA") application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class II device for which the FDA has called for such applications.

        If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations.

        Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class II device for which the FDA has not called for a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(K) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

        Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which the FDA must respond to a 510(k) notification. At this time, the FDA typically responds to the submission of a 510(k) notification within 90 days. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the products that are the subject of the 510(k) notification.

        If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately two years or more from the date of filing to complete.

        The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of an application. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

        We received clearance of 510(k) premarket notification from the FDA to market the PSA 4000, PSArray2, HydroDot NeuroMonitoring System, HydroSpot and Equinox EEG System for EEG monitoring and the EP System for certain external defibrillation applications and Radio Frequency ("RF") return during electrosurgical procedures where a combination of defibrillation and RF return indications is required.

        We are also required to register as a medical device manufacturer with the FDA and state agencies and to list our products with the FDA. As such, we will be inspected by both FDA and state agencies for compliance with the FDA's GMP and other applicable regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements for design, safety, advertising and labeling.

        We are required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

        The advertising of most FDA regulated products is subject to both FDA and Federal Trade Commission jurisdiction. We also are subject to regulation by the Occupational Safety and Health Administration and by other governmental entities.

        Regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our business, financial condition or results of operations.

  International

        International sales of our products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. We have obtained necessary regulatory approvals in certain European countries and will continue to seek approval in Japan in connection with future marketing and sales efforts.

        In connection with future sales in the European market, we implemented policies and procedures which allowed our manufacturing and quality assurance processes to receive EN46001:1996 and ISO13485:1996 certification. These standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules which require that medical products receive the CE mark, an international symbol of quality and compliance with applicable European medical device directives. We received our EC certificate for electroencephalograph products to market the PSA 4000 in the European community.

Third Party Reimbursement

        In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as our products, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. Reimbursement for neurophysiological monitoring procedures performed using devices that have received FDA clearance or approval has generally been available in the United States. We anticipate that in a capitated payment system, such as the Diagnostically Related Group ("DRG") system utilized by Medicare and many managed care systems used by private health care payors, the cost of our products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for our products.

        Internationally, future market acceptance of our products may be dependent in part upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country. The main types of health care payment systems in international markets are government sponsored health care and private insurance. There can, however, be no assurance that reimbursement for procedures performed using our products will be available in international markets under either governmental or private reimbursement systems.

        We could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which our products are used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used, or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures, would have a material adverse effect on our business, financial condition and results of operations.

Product Liability and Insurance

        Our business involves the risk of product liability claims. We have not experienced any product liability claims to date. Although we maintain product liability insurance with coverage limits of $2 million per occurrence and an annual aggregate maximum of $3 million, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on us, or that such insurance will be available on commercially reasonable terms or at all.

Employees

        As of December 31, 2002, we had 35 full time employees. Of these employees, 9 were engaged in research and development activities, 7 in manufacturing and manufacturing engineering, 6 in quality assurance and regulatory affairs, 7 in sales and marketing, and 6 in general and administrative functions. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

General Information

        Physiometrix was incorporated in Delaware in 1996. Our headquarters location and mailing address is Five Billerica Park, 101, Billerica Ave., N. Billerica, Massachusetts 01862, and the telephone number at that location is (978) 670-2422. Our Common Stock trades on the Nasdaq SmallCap Market under the symbol "PHYX." Our website is located at http://www.physiometrix.com. We make our periodic and current reports that are filed with the Securities and Exchange Commission ("SEC"), including reports on Form 10-K, Form 10-Q and Form 8-K, available, free of charge, as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. In addition, the public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. Information about the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. All reports and information electronically filed by us with the SEC may also be obtained on the SEC's website located at http://www.sec.gov.

Risk Factors

        You should carefully consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing us as of the date of this Form 10-K. In the future, we may become subject to additional risks that are not currently known to us. If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

        We will need additional funds, and such funds may not be available on commercially reasonable terms when we need them.

        We anticipate that our current cash, cash equivalents and short-term investments are adequate to maintain our current and planned operations until October 2003. As a result, there is substantial doubt about our ability to continue as a going concern. We believe if we can achieve revenues in the amount of $2.0 million in 2003, we will have funds to conduct planned operations until February 2004. There can be no assurance, however, that these revenues will be achieved. We plan to raise capital through equity and/or debt issuance when, and if, such capital is available to us. There is no assurance, however, that we will be able to raise additional capital on acceptable terms, or at all. If we cannot raise additional capital, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other strategic alternatives up to and including the sale of our technology, filing for protection under the United States bankruptcy laws or ceasing operations.

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

        Our business is completely dependent upon the PSA 4000. If we are unable to achieve widespread market acceptance for the PSA 4000, we will not be able to sustain or grow our business. In this event, our business and operating results would be seriously harmed and our stock price would likely decline.

        During 2001, we began development of the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with our PSA 4000 consciousness-monitoring system. The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000. We submitted our 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002. The introduction and successful commercialization of this product is critical to our future success. We commercially introduced this product in October 2002 at the annual American Society of Anesthesiologists meeting and began shipments of this product to Baxter during the fourth quarter of 2002. Initial commercialization efforts for this product have only recently begun, and we are not currently able to predict as to when or whether this product will achieve commercial acceptance.

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

        Since the second quarter of 2001, we experienced a sharp downturn in orders and in end-user demand for the PSA 4000. We believe that this downturn is due in part to economic conditions generally and in the healthcare sector in particular. In addition, marketing programs instituted by one of our competitors have adversely affected our ability to sell PSA 4000 products. More specifically, however, as a result of market feedback, we concluded that we needed to introduce a simpler headpiece for use with the PSA 4000. Therefore, the PSArray2 was developed, and we received FDA 510(k) clearance for the PSArray2 on October 7, 2002. Even with FDA clearance for this headpiece, we cannot assure that introduction of the PSArray2 will improve market acceptance of the PSA 4000 or our results of operations. At this point, we are currently unable to accurately predict future demand for the PSA 4000, and we cannot assure you that the current economic environment and current product market environment will not continue.

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

        We have a limited history of operations. Since our inception in January 1990, we have been primarily engaged in research and development of neurophysiological monitoring products. To date, we have sold only a relatively small number of units of our HydroDot NeuroMonitoring System and these sales have generated only limited revenues. Furthermore, these products are not central to our core business, which relates to the development and commercialization of the PSA 4000. We have had limited revenues from commercial sales of the PSA 4000. Accordingly, our historical results of operations may be of limited utility in evaluating our future prospects. In addition, we do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability. Whether we can successfully manage the transition to a larger scale commercial enterprise will depend upon the successful development of our manufacturing capability, the development of our marketing and distribution network, obtaining U.S. FDA and foreign regulatory approvals for future products and other potential products and strengthening our financial and management systems, procedures and controls. With respect to our PSA 4000, we will need to develop in collaboration with third parties, a sales and marketing effort targeted towards anesthesiologists, rather than neurologists to whom we have previously marketed our products. Accordingly, due to the significant change in our business associated with the PSA 4000, our historical financial information is of limited utility in evaluating our future prospects, and we cannot assure that we will be able to achieve or sustain revenue growth or profitability.

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

        As the market for anesthesia monitoring equipment matures, we need to develop and introduce new products for anesthesia monitoring or other applications. In particular, we are developing versions of the PSA 4000 for use in areas outside the traditional hospital operating room setting and the success of these efforts and acceptance of our products and technology in these additional settings will be critical to our future success. We face at least the following risks:

  •
  we may not successfully adapt the PSA 4000 to function properly in the intensive care unit, for procedural sedation, when used with anesthetics we have not tested or with patient populations we have not studied, such as infants and young children, and

  •
  our technology is complex, and we may not be able to develop it further for applications outside anesthesia monitoring.

        If we do not successfully adapt the PSA 4000 for new products and applications both within and outside the field of anesthesia monitoring, then we could lose revenue opportunities and customers. In this event, our business and results of operations would be harmed.

        We have experienced significant operating losses to date, and our future operating results could fluctuate significantly.

        We have experienced significant operating losses since inception and, as of December 31, 2002 had an accumulated deficit of approximately $51.6 million. The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures. We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, and market acceptance of the PSA 4000. In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

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

        The success of our business depends, in part, on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products in the U.S. and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningfully defending intellectual property rights. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage, and our business and operating results could be harmed.

        The patent positions of technology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to offer research services and develop, manufacture and sell products, which compete directly with our research services and products. In that case, our revenues and operating results would decline.

        In addition to patents, we rely on trade secrets and proprietary know how, which we seek to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us, is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to us are our exclusive property. However, some of our agreements with consultants, who typically are employed on a full time basis by academic institutions or hospitals, do not contain assignment of invention provisions. We cannot assure you that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

        We could become involved in litigation relating to intellectual property rights, and any such litigation, even if resolved favorably to us, will result in significant cost and diversion of management's time and effort.

        The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office ("US PTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, US PTO interference proceedings and related legal and administrative proceedings are both costly and time consuming.

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

        Failure of users of the PSA 4000 to obtain adequate reimbursement from third party payers could limit market of the system, which could prevent us from growing our business.

        Anesthesia providers are generally not reimbursed separately for patient monitoring activities, including any such activities that would involve use of the PSA 4000. Accordingly, potential users of the PSA 4000 would have to justify its use based on the clinical and cost benefits they believe use of the system provides. For hospitals and outpatient surgical centers, when reimbursement is based on charges or costs, patient monitoring with the PSA 4000 may reduce reimbursements for surgical procedures, because charges or costs may decline as a result of monitoring with the PSA 4000. Failure by hospitals and other users of the PSA 4000 to obtain adequate reimbursement from third-party payers, or any reduction in the reimbursement by third-party payers to hospitals and other users as a result of using the PSA 4000 could limit market acceptance of the PSA 4000, which could prevent us from growing our revenues and our business.

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

        Our investments could lose market value and consequently harm our ability to fund continuing operations.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to an impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All securities are held in U.S. currency.

        Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates.

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

Item 2. PROPERTIES

        We lease an approximately 17,100 square foot facility in North Billerica, Massachusetts. This facility includes manufacturing, laboratory and office space. The facility is leased through November 14, 2003, at which time we intend to renew our lease, if funds are available to us. We believe these facilities will be adequate to meet our current and reasonably anticipated future requirements.

Item 3. LEGAL PROCEEDINGS

        We are not party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock has been traded on the Nasdaq SmallCap Market under the symbol PHYX. During all of 2001 and through October 29, 2002, our Common Stock was traded on the Nasdaq National Market under the same symbol. The number of record holders of our Common Stock at February 28, 2003 was 75. We have not paid any dividends since our inception and do not intend to pay any dividends in the foreseeable future.

        We completed an initial public offering of 2,000,000 shares of Common Stock in April 1996. On February 29, 2000, we closed a private placement of 2,080,340 shares of Common Stock. Prior to the initial public offering, our Common Stock was not publicly traded.

        Quarterly high and low stock prices are as follows:

Quarter Ended	High	Low
March 31, 2002	$2.110	$0.930
June 30, 2002	$1.400	$0.790
September 30, 2002	$1.250	$0.630
December 31, 2002	$0.990	$0.500
Quarter Ended	High	Low
March 31, 2001	$16.375	$4.500
June 30, 2001	$6.150	$3.000
September 30, 2001	$3.150	$1.000
December 31, 2001	$2.200	$0.590

        As of March 28, 2003, we are not in compliance with Nasdaq's minimum bid price requirement, and have until July 2003 to cure this deficiency or face a de-listing notification from Nasdaq.

EQUITY COMPENSATION PLAN INFORMATION

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, including the 1991 Incentive Stock Plan, the 1996 Director Option Plan, the 2000 Supplemental Stock Plan, and the 2001 Incentive Stock Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,309,644	$2.46	1,320,802
Equity compensation plans not approved by security holders(1)	2,500	$5.50	97,500

Total	1,312,144		1,418,302

(1)
Issued pursuant to our 2000 Supplemental Stock Plan, which does not require the approval of and has not been approved by our stockholders. See description of the 2000 Supplemental Stock Plan below.

2000 Supplemental Stock Plan

        On December 8, 2000, the Board of Directors approved the 2000 Supplemental Stock Plan (the "2000 Plan"). The 2000 Plan provides for the granting of non-qualified stock options to employees and consultants at the fair market value of our common stock as of the date of grant. Options granted under the 2000 Plan generally vest over a four year period with 1/8 vesting after six months and 1/48 vesting each month thereafter, however, the vesting schedule can change on a grant-by-grant basis. The 2000 Plan provides that vested options may be exercised for 3 months after termination of employment and for 12 months after termination of employment as a result of death or disability. We may select alternative periods of time for exercise upon termination of service. The 2000 Plan permits options to be exercised with cash, check, and certain other shares of our stock or consideration received by us under a "cashless exercise" program. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 2000 Plan provides that each outstanding option will be assumed or substituted for by the successor corporation. If such substitution or assumption does not occur, each option will fully vest and become exercisable. There are 100,000 shares of common stock reserved under the Plan, and 97,500 shares remaining for future issuance.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statements of Operations Data:
Revenues	$596,535	$362,848	$2,466,595	$2,718,305	$1,017,164
Costs and expenses:
Cost of products sold	2,151,889	796,346	2,957,652	6,627,461	1,151,344
Research and development	4,108,451	2,153,956	2,775,324	3,850,155	2,229,736
Selling, general and administrative	1,935,941	985,559	2,595,554	4,987,845	3,276,932
Equipment write-off	337,648	—	—	—	—

	8,533,929	3,935,861	8,328,530	15,465,461	6,658,012

Operating loss	(7,937,394)	(3,573,013)	(5,861,935)	(12,747,156)	(5,640,848)
Interest income	406,677	135,656	1,139,802	752,106	117,225

Net loss	$(7,530,717)	$(3,437,357)	$(4,722,133)	$(11,995,050)	$(5,523,623)

Basic and diluted net loss per common share	$(1.33)	$(0.60)	$(0.60)	$(1.42)	$(0.66)

Shares used in computing basic and diluted net loss per common share	5,678,644	5,768,094	7,812,544	8,420,667	8,422,560

	December 31,
	1998	1999	2000	2001	2002
Cash, cash equivalents and short-term investments	$4,589,585	$1,365,002	$21,850,127	$10,727,991	$3,933,917
Working capital	4,454,151	1,163,810	22,426,459	10,276,802	4,980,834
Total assets	5,201,374	1,853,759	25,096,179	12,808,656	5,808,011
Accumulated deficit	(25,924,901)	(29,362,258)	(34,084,391)	(46,079,441)	(51,603,064)
Total stockholders' equity	4,851,264	1,463,525	22,983,557	10,897,930	5,348,285

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of Physiometrix should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-K. This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein in the Risk Factors section of Item 1 of this Report on Form 10-K and in the documents incorporated herein by reference. Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to Food and Drug Administration ("FDA") approvals; (ix) third-party reimbursement; (x) operating and capital requirements; (xi) clinical trials; and (xii) other factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as "Risk Factors".

Overview

        Since our inception in January 1990, we have been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. Our products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications. Our initial products were our e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System. We also have an additional neurological monitoring product, the Patient State Analyzer ("PSA 4000") which received FDA 510(k) approval on June 30, 2000. We received FDA 510(k) clearance on October 7, 2002, for the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with our PSA 4000 consciousness-monitoring system.

        We have a limited history of operations and have experienced significant operating losses since our inception. As of December 31, 2002, we had an accumulated deficit of approximately $51.6 million. The PSA 4000 and the HydroDot NeuroMonitoring System are currently our principal commercial products. We anticipate that our operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which our products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which we establish distribution channels for our products domestically and internationally. Since the third quarter of 2000, substantially all of our sales were to Baxter Healthcare Corporation (Baxter). There can be no assurance we will achieve significant commercial revenues or profitability.

        In May 2000, we entered into a distribution arrangement with Baxter for the exclusive distribution of our PSA 4000 in the United States. The agreement was amended on February 12, 2003. Under the terms of the agreement, Baxter is required to make quarterly minimum purchases under the contract. The penalty for purchases below minimum requirements is loss of exclusivity. The contract is for five years from May 2000 and is cancelable by either party after December 31, 2003. We began shipments of the PSA 4000 in the third quarter of 2000 and began shipping the PSArray2, our new FDA cleared product, in the fourth quarter of 2002.

        During 2001, we began development of the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with our PSA 4000 consciousness-monitoring system. The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000. We submitted a

510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002. The introduction and successful commercialization of this product is critical to our future success. We introduced this product at the annual American Society of Anesthesiologists ("ASA") meeting in October 2002.

        On February 12, 2003, we signed an amendment to our U.S. distribution agreement with Baxter for the PSA 4000 level of sedation monitor. The highlights of the enhanced agreement included:

  •
  Targeted sales, marketing and product development milestones;

  •
  Segmentation of the Operating Room (OR), Intensive Care Unit (ICU) and Interventional Sedation Unit (ISU) markets to enable us and Baxter to focus on the particular requirements of each market segment;

  •
  Minimum-purchase requirements;

  •
  Innovative marketing programs to promote our technology; and

  •
  Expansion of the territory to include Canada

Critical Accounting Policies

        In December 2001, the Securities and Exchange Commission requested that all registrants discuss their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Operations. The Commission indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results, and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following accounting policies to be critical:

  Use of Estimates

        We prepare our financial statements in accordance with generally accepted accounting principles. These principles require that we make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in connection with determining the market value of inventory, if lower than cost, establishing allowances for bad debts and warranty costs, and other accruals. Actual results could differ from those estimates.

  Revenue Recognition

        We recognize revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

  Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market. We review our inventories for excess and obsolete inventory on a periodic basis. We believe that inventory units on hand included in our balance sheet at December 31, 2002 are fully realizable and are expected to be sold within the next twelve months.

Results of Operations

  Years Ended December 31, 2002 and 2001

  Revenues

        Revenues decreased 63% to $1,017,000 for the year ended December 31, 2002 from $2,718,000 for the year ended December 31, 2001. This decrease was primarily due to lack of sales of the PSA 4000 monitor during 2002. We did not ship any PSA 4000 units during 2002 as compared to 490 units shipped in 2001. We recognized revenue of $600,000 during the fourth quarter of 2002 related to the removal of an acceptance contingency on units shipped to Baxter during 2001. The reduced level of revenues in 2002 was due to Baxter's decision not to purchase any additional PSA 4000 units during 2002 due to lower than expected market demand and in anticipation of the commercial release of the PSArrray2, a new frontal-only disposable array sensor which attaches to and is used with our PSA 4000 system. The PSArray2, which received FDA 510(k) clearance on October 7, 2002, was developed in an effort to improve market acceptance of the PSA 4000. Initial shipments to Baxter of the PSArray2 during the fourth quarter of 2002 accounted for revenue of $38,000.

        Future PSA 4000 revenues are entirely dependent on the acceptance of the new PSArray2 by anesthesiologists. There is no assurance that this will occur. Sales of our HydroDot NeuroMonitoring products increased 12% to $343,000 for the year ended December 31, 2002 from $307,000 for the year ended December 31, 2001.

  Cost of Products Sold

        Cost of products sold decreased 83% to $1,151,000 for the year ended December 31, 2002 from $6,627,000 for the year ended December 31, 2001. This decrease was primarily due to decreased product costs related to the PSA 4000 units in 2002, coupled with a provision for excess inventory of $3.6 million in 2001 and the recognition of a loss on fixed purchase commitments in excess of expected demand during 2001. The charge in 2001 was a result of Baxter's failure to meet its minimum purchase requirements under the distribution agreement, which created uncertainty as to the future sales volume of the PSA 4000.

  Gross Margin

        The negative gross profit margin incurred during the year ended December 31, 2002 resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing group exceeding the reported revenues. Staff reductions undertaken in April of 2002 have lowered expenses in 2002. The reduction in the negative gross margin in 2002 was also due to $600,000 of revenue recognized in 2002 related to the removal of an acceptance contingency in 2002 for which the related cost of sales was recorded in 2001. The costs were recorded in 2001 due to the uncertainty as to the acceptance of the units. The negative gross profit margin incurred during the year ended December 31, 2001 resulted from selling PSA 4000 units at a volume less than what was needed to cover fixed and variable costs in our manufacturing department as well as the provision for excess inventory of $3.6 million taken during the year ended December 31, 2001. We expect costs of products sold to increase consistent with increases in revenues of the PSA 4000 in 2003.

  Research and Development Expenses

        Research and development expenses consisting principally of headcount related expenses, clinical study costs, and consulting fees, decreased 42% to $2,230,000 for the year ended December 31, 2002 from $3,850,000 for the year ended December 31, 2001. This decrease was primarily due to a decrease in outside consulting costs associated with development of the PSA 4000, as well as staff reductions and other discretionary expense reductions undertaken in the second quarter of 2002.

  Selling, General and Administrative Expenses

        Selling, general and administrative decreased 34% to $3,277,000 for the year ended December 31, 2002 from $4,988,000 for the year ended December 31, 2001. This decrease was due to decreased sales and marketing expenses incurred, such as travel, headcount related expenses and outside market research consulting related to the commercialization of the PSA 4000. Additionally, we incurred investment banking fees in 2001 which were not incurred in 2002.

  Interest Income

        Interest income decreased to $117,000 for the year ended December 31, 2002 from $752,000 for the year ended December 31, 2001. This decrease was due to lower average cash balances available for investment in 2002, along with lower interest rates.

  Income Taxes

        We have experienced operating losses since inception and therefore have not paid any federal income taxes since our inception. We account for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2002 and 2001, were established in each period to reflect these uncertainties.

        At December 31, 2002, we had tax net operating loss carryforwards of approximately $40.5 million available to offset federal taxable income, which expire in varying amounts through 2022, and $27.9 million to offset state taxable income, which expire in varying amounts through 2007. We also have research and development tax credit carryforwards of approximately $1.4 million available to offset income taxes, which expire in varying amounts through 2022. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards will be subject to annual limitations based upon ownership changes of our stock which have occurred. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

  Years Ended December 31, 2001 and 2000

  Revenues

        Revenues increased 10% to $2,718,000 for the year ended December 31, 2001 from $2,467,000 for the year ended December 31, 2000. This increase was primarily due to the shipment of 490 units of the PSA 4000 during 2001 compared to shipments of 460 units during 2000 under our distribution agreement with Baxter. The shipments during 2001 were concentrated in the first quarter, achieving $2.1 million of revenues during such quarter. During the second, third and fourth quarters of 2001, orders by and, consequently, shipments to Baxter were not sufficient to meet the exclusivity provisions of the distribution agreement. Sales of our HydroDot NeuroMonitoring products of $307,000 in 2001 were relatively unchanged compared to 2000.

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

  Gross Margin

        The negative gross profit margin during 2001 resulted from selling PSA 4000 units at a volume less than what was needed to cover fixed and variable costs in our manufacturing group as well as the provision for excess inventory and loss on fixed purchase commitments of $3.6 million taken during 2001. The negative gross profit margin in 2000 resulted from costs of the product and the level of headcount and overhead required in our manufacturing group.

  Research and Development Expenses

        Research and development expenses consisting principally of headcount related expenses, clinical study costs, and consulting fees, increased 39% to $3,850,000 for the year ended December 31, 2001 from $2,775,000 for the year ended December 31, 2000. This increase was primarily due to increased headcount, outside consulting and product development costs associated with continued development of the PSA 4000 and the development of the PSArray2.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 92% to $4,988,000 for the year ended December 31, 2001 from $2,596,000 for the year ended December 31, 2000. This increase was due to increased selling and marketing efforts along with an extensive market research study in 2001. We added nine SG&A employees during 2001 and increased our costs related to the use of consultants by 213%.

  Interest Income

        Interest income decreased to $752,000 for the year ended December 31, 2001 from $1,140,000 for the year ended December 31, 2000. This was due to lower average cash balances available for investment in 2001.

  Income Taxes

        We have experienced operating losses since inception and therefore have not paid any federal income taxes since our inception. We account for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2001 and 2000, have been established in each period to reflect these uncertainties.

Selected Quarterly Financial Data:

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$2,083,090	$474,852	$75,206	$85,157	$92,307	$91,293	$94,023	$739,541
Cost of products sold	2,043,779	681,984	3,337,125	564,573	227,160	310,320	244,530	369,334
Gross margin (deficit)	39,311	(207,132)	(3,261,919)	(479,416)	(134,853)	(219,027)	(150,507)	370,207
Operating loss	(1,787,680)	(2,819,872)	(5,728,171)	(2,411,433)	(1,745,774)	(1,693,203)	(1,251,213)	(950,658)
Net loss	(1,465,771)	(2,605,885)	(5,576,001)	(2,347,393)	(1,700,788)	(1,662,131)	(1,226,240)	(934,464)
Basic and diluted net loss per share	$(0.17)	$(0.31)	$(0.66)	$(0.28)	$(0.20)	$(0.20)	$(0.15)	$(0.11)

Liquidity And Capital Resources

        At December 31, 2002, our cash, cash equivalents and short-term investments were $3,934,000 as compared to $10,728,000 at December 31, 2001.

        Our operating activities used cash of $6,701,000 in the year ended December 31, 2002 as compared to $10,864,000 in the year ended December 31, 2001. The $4,163,000 decrease in net cash used in 2002 compared to 2001 was due to the reduced net loss coupled with decreased inventory purchases, partially offset by a large decrease in accounts payable and accrued expenses along with a large decrease in cash provided by accounts receivables.

        Net cash provided by investing activities in the year ended December 31, 2002 was $6,660,000, as compared with $10,170,000 provided in the year ended December 31, 2001. The decrease was due to a decrease in the net proceeds from the sale of short-term investments of $3,711,000, partially offset by a decrease in equipment purchases in the amount of $202,000.

        Our financing activities provided cash of $651 in the year ended December 31, 2002 as compared to $26,000 of cash provided in the year ended December 31, 2001. This decrease was due to reduced stock option activity during the year ended December 31, 2002.

        Our principal source of liquidity at December 31, 2002 consists of cash, cash equivalents and short-term investments, which aggregate $3.9 million. We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to conduct operations as planned only until October 2003, absent additional revenues. We believe that coupled with anticipated revenues, we will have funds to conduct operations until February 2004. As a result, there is substantial doubt about our ability to continue as a going concern. We plan to raise capital through equity and/or debt issuance when, and if, such capital is available to us. There is no assurance that we will be able to raise additional capital on acceptable terms, or at all. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants. If additional amounts can not be raised and we are unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States bankruptcy laws or cessation of operations.

        We believe that the success of the PSA 4000 is the most critical component to our ability to continue as a going concern. We intend to sell the PSA 4000 through our existing distributor, Baxter, in North America and pursue a distributor for rest of the world rights. Although management and our current investors do not have any intention of liquidating the business, we would consider a sale of its technology if, in 2003, our cash constraints would not allow us to execute our plan. We are aware of one other company with products similar to the PSA 4000. Such competitor has an FDA-cleared frontal array for its consciousness-monitoring system. We believe that we are not at a significant disadvantage in marketing our products against this company.

        We have a $1.3 million investment in inventory related to the PSA 4000 system. The sale of this inventory will be subject to conditions that are generally outside our control. More specifically, market acceptance of the PSArray2, a new frontal-only disposable array sensor that attaches to and is used with our PSA 4000 system, is critical to the sale of the finished units that are currently in inventory. We submitted a 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002. We believe that inventory units on hand included in our Balance Sheet at December 31, 2002 are fully realizable and are expected to be sold within the next twelve months.

        At December 31, 2002, we had available net operating loss carry forwards (NOL's) of approximately $40.5 million available to offset future federal taxable income, if any. These NOL's expire in varying amounts through 2022. At December 31, 2002, we also had research and development tax credit carry forwards of approximately $1.4 million available to offset future income taxes, if any, which expire in varying amounts through 2022. Since we have incurred only losses since our inception, and due to the degree of uncertainty related to the use of the loss and credit carry forwards, we have provided a full valuation allowance against these future tax benefits.

Item 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of December 31, 2002, 100% of our total portfolio will mature in one year or less.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

        Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 29, 2003 and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 Election of Directors" in the Proxy Statement.

        The executive officers of the Registrant, who are elected by the board of directors, are as follows:

Name	Age	Position
John A. Williams	55	President, Chief Executive Officer and Director
Daniel W. Muehl	40	Vice President of Finance & Administration and Chief Financial Officer

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

Item 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

    3.  Exhibits

    Refer to (c) below.

  (b)  Reports on Form 8-K

    The Company was not required to and did not file any reports on Form 8-K during the year ended December 31, 2002.

  (c)  Exhibits

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company, as amended.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Form of Warrant Agreement between the Company and Cruttenden Roth Incorporated, with form of Warrant attached
10.1(1)	Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2(1)	1991 Incentive Stock Plan and Form of Stock Option Agreement thereunder.
10.3(2)	1996 Director Option Plan.
10.4(2)	1996 Employee Stock Purchase Plan and forms of agreements thereunder.
10.5(1)	Lease dated October 11, 1994 between the Company and Yvon Cormier, Trustee of YCEE Investment Trust, for a facility located at Five Billerica Park, 101 Billerica Avenue, North Billerica, Massachusetts 01862.
10.6(1)	Restated Shareholder Rights Agreement dated June 24, 1994 between the Company and certain holders of the Company's securities.

10.7(3)	Stock Purchase Agreement dated February 29, 2000 between the Registrant and the purchasers of common stock of the Registrant named therein, including form of Stock Purchase Warrant and other exhibits thereto.
10.8(4)	Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000 by and between the Company and Baxter Healthcare Corporation.
10.9(6)	Amendment A to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.10(6)	Amendment B to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.11(5)	2000 Supplemental Stock Plan.
10.12(5)	2001 Stock Option Plan.
10.13	Amendment C to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 36.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date

/s/ JOHN A. WILLIAMS John A. Williams	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ DANIEL W. MUEHL Daniel W. Muehl	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ THOMAS BARUCH Thomas Baruch	Director	March 28, 2003
/s/ JAMES SAALFIELD James Saalfield	Director	March 28, 2003
/s/ CHRISTOPHER MITCHELL Christopher Mitchell	Director	March 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, John A. Williams, certify that:

1.
I have reviewed this annual report on Form 10-K of Physiometrix, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 28, 2003

/s/ John A. Williams John A. Williams President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, Daniel W. Muehl, certify that:

1.
I have reviewed this annual report on Form 10-K of Physiometrix, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 28, 2003

/s/ Daniel W. Muehl Daniel W. Muehl Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Physiometrix, Inc.

        We have audited the accompanying balance sheets of Physiometrix, Inc. as of December 31, 2001 and 2002, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physiometrix, Inc. at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 4, 2003, except for
    Note 13, as to which
        the date is February 12, 2003

PHYSIOMETRIX, INC.
BALANCE SHEETS

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,730,460	$2,690,042
Short-term investments	7,997,531	1,243,875
Accounts receivable, net of allowance for doubtful accounts of $5,453 in 2001 and $4,794 in 2002	31,780	61,206
Inventories	1,338,674	1,331,435
Prepaid expenses	89,083	114,002

Total current assets	12,187,528	5,440,560
Equipment, net	522,806	367,451
Due from officer	84,000	—
Other assets	14,322	—

Total assets	$12,808,656	$5,808,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$325,378	$58,332
Accrued expenses	1,585,348	401,394

Total current liabilities	1,910,726	459,726
Commitments and contingencies
Stockholders' equity
Preferred stock: $.001 par value; 10,000,000 shares authorized: none issued or outstanding	—	—
Common stock: $.001 par value, 50,000,000 shares authorized; 8,421,952 shares in 2001 and 8,422,994 shares in 2002 issued and outstanding	8,422	8,423
Additional paid-in capital	56,997,319	56,945,035
Deferred compensation	(35,425)	(4,469)
Unrealized gain on available-for-sale securities	7,055	2,360
Accumulated deficit	(46,079,441)	(51,603,064)

Total stockholders' equity	10,897,930	5,348,285

Total liabilities and stockholders' equity	$12,808,656	$5,808,011

See accompanying notes.

PHYSIOMETRIX, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2000	2001	2002
Revenues	$2,466,595	$2,718,305	$1,017,164
Costs and expenses:
Cost of products sold	2,957,652	6,627,461	1,151,344
Research and development	2,775,324	3,850,155	2,229,736
Selling, general and administrative	2,595,554	4,987,845	3,276,932

	8,328,530	15,465,461	6,658,012

Operating loss	(5,861,935)	(12,747,156)	(5,640,848)
Interest income	1,139,802	752,106	117,225

Net loss	$(4,722,133)	$(11,995,050)	$(5,523,623)

Basic and diluted net loss per common share	$(0.60)	$(1.42)	$(0.66)

Shares used in computing basic and diluted net loss per common share	7,812,544	8,420,667	8,422,560

See accompanying notes.

PHYSIOMETRIX, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2000	2001	2002
Operating activities:
Net loss	$(4,722,133)	$(11,995,050)	$(5,523,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,809	228,178	244,457
Stock-based compensation in connection with issuance of stock options to consultants	158,859	(123,434)	(21,978)
Issuance of common stock for services	113,553	— -	— -
Changes in operating assets and liabilities:
Accounts receivable	(1,300,867)	1,310,296	(29,426)
Inventories	(978,550)	(328,208)	7,239
Prepaid expenses and other assets	(226,999)	245,829	73,403
Accounts payable and accrued expenses	1,722,388	(201,896)	(1,451,000)

Net cash used in operating activities	(5,128,940)	(10,864,285)	(6,700,928)
Investing activities:
Purchase of equipment	(355,688)	(290,708)	(89,102)
Purchase of short-term investments	(57,587,450)	(20,107,714)	(3,270,823)
Proceeds from maturity of short-term investments	39,136,633	30,568,055	10,019,784

Net cash provided by (used in) investing activities	(18,806,505)	10,169,633	6,659,859
Financing activities:
Proceeds from issuance of common stock and warrants	25,969,753	25,802	651

Net cash provided by financing activities	25,969,753	25,802	651

Net increase (decrease) in cash and cash equivalents	2,034,308	(668,850)	(40,418)
Cash and cash equivalents at beginning of year	1,365,002	3,399,310	2,730,460

Cash and cash equivalents at end of year	$3,399,310	$2,730,460	$2,690,042

See accompanying notes.

PHYSIOMETRIX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Unrealized Gain on Available for Sale Securities
			Deferred Compensation	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1999	5,818,383	$5,818	$—	$30,819,965	$—	$(29,362,258)	$1,463,525
Issuance of common stock pursuant to private offering, net of issuance costs of $1,074,423	2,080,340	2,081		21,390,808			21,392,889
Issuance of common stock	172,101	172		280,903			281,075
Issuance of common stock upon exercise of warrants, net of issuance costs of $133,375	345,358	345		4,408,997			4,409,342
Issuance of options to purchase common stock to consultants			(547,348)	547,348			—
Stock compensation			158,859				158,859
Net loss						(4,722,133)	(4,722,133)

Balance at December 31, 2000	8,416,182	8,416	(388,489)	57,448,021	—	(34,084,391)	22,983,557
Issuance of common stock upon exercise of options	5,770	6		25,796			25,802
Adjustment of value to options issued to consultants			476,498	(476,498)			—
Stock compensation			(123,434)				(123,434)
Components of comprehensive net loss:
Net loss						(11,995,050)	(11,995,050)
Unrealized gain on available-for-sale securities					7,055		7,055

Comprehensive net loss							(11,987,995)

Balance at December 31, 2001	8,421,952	8,422	(35,425)	56,997,319	7,055	(46,079,441)	10,897,930
Issuance of common stock upon exercise of options	1,042	1		650			651
Adjustment of value to options issued to consultants			52,934	(52,934)			—
Stock compensation			(21,978)				(21,978)
Components of comprehensive net loss:
Net loss						(5,523,623)	(5,523,623)
Unrealized gain on available-for-sale securities					(4,695)		(4,695)

Comprehensive net loss							(5,528,318)

Balance at December 31, 2002	8,422,994	$8,423	$(4,469)	$56,945,035	$2,360	$(51,603,064)	$5,348,285

See accompanying notes.

PHYSIOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

1.    The Company and Going Concern

The Company

        Physiometrix, Inc. (the "Company") is engaged in the development, manufacturing and marketing of medical devices for use in neurodiagnostic monitoring in health care. In 2000, the Company received FDA 510(k) approval to sell its Patient State Analyzer ("PSA 4000") product in the United States and entered into a distribution agreement with Baxter Healthcare Corporation ("Baxter"), the Company's primary customer. In October 2002, the Company received FDA 510(k) approval for its PSArray2, a new frontal-only disposable array sensor for use with the PSA 4000 system. During 1998, the Company decided to discontinue the sale of products ancillary to the Company's core technology to devote all of its resources to the introduction of the PSA 4000.

Going Concern

        The Company is subject to numerous risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialize its products. Since its inception, the Company has incurred cumulative losses of approximately $51.6 million including losses of approximately $5.5 million during 2002, $12.0 million during 2001 and $4.7 million during 2000. The Company's principal source of liquidity at December 31, 2002 consists of cash, cash equivalents and short-term investments, which aggregate $3.9 million. The Company believes it has the necessary cash, cash equivalents and short-term investments on hand at December 31, 2002, absent cash from 2003 revenues or additional equity or debt financing, to fund its operations and execute its operating plan until October 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing several sources of additional financing to address this uncertainty. There can be no assurances that management can secure additional financing under terms that are acceptable to the Company or at all. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company believes that the success of the PSA 4000 is the most critical component to the Company's ability to continue as a going concern. The Company's plan for 2003 is to support the activities of its partner, Baxter, in the commercialization of the PSA 4000 with the new PSArray2. The Company will also continue development of the next generation monitor for sale beyond the PSA 4000. The Company will be prepared to sell product to Baxter to support its operations and will attempt to complete a debt or equity financing prior to depleting its cash resources. The Company will make every attempt to conserve its cash resources and continue as a business. Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology if its cash constraints will not allow it to execute its plan. The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

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

Concentration of Credit Risk

        One customer accounted for 59% and 6% of accounts receivable at December 31, 2002 and 2001, respectively, and 63% of 2002 revenues and 89% of 2001 revenues. The Company has specifically evaluated the creditworthiness of its major customer as well as other customers prior to shipment and establishes its allowance for doubtful accounts. The Company does not require collateral for its accounts receivable.

Equipment

        Equipment is recorded at cost and is depreciated using the straight-line method over its estimated useful life of three to five years.

Revenue Recognition

        The Company recognizes revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment.

Stock-Based Compensation

        The Company applies the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plans. Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company's common stock at the date of grant. The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company's common stock. Accordingly, no compensation expense has been recognized for its employee stock-based compensation plans.

        SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based approach for valuing stock options. The Company follows the disclosure-only alternative afforded by SFAS No. 123. Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's reported net loss and basic and diluted net loss per common share for the years ended December 31, 2002, 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2000	2001	2002
Net Loss
As reported	$(4,722,133)	$(11,995,050)	$(5,523,623)
Pro forma compensation expense	(642,629)	(1,370,145)	(656,863)

Pro forma net loss	$(5,364,762)	$(13,365,195)	$(6,180,486)
Basic and diluted loss per share
As reported	$(0.60)	$(1.42)	$(0.66)
Pro forma	$(0.69)	$(1.59)	$(0.73)

        The average estimated fair value of options granted during fiscal years 2000, 2001 and 2002, was $15.35, $2.17, and $1.22, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2000	2001	2002
Dividend Yield	None	None	None
Volatility	214%	156%	122%
Risk-free interest rate	5.95%	4.44%	4.10%
Expected life (years)	5.5	5.5	5.5

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

Net Loss Per Share

        Basic net loss per share represents net loss divided by weighted average shares outstanding. Diluted net loss per share and basic net loss per share are the same since the Company has generated a net loss in 2000, 2001 and 2002. Therefore, the Company has excluded all common stock equivalents from the calculation of diluted weighted average shares outstanding. As of December 31, 2002, 1,115,935 potential additional common shares were outstanding upon the exercise of stock options with a weighted average exercise price of $2.46 per share, but not included in the above calculation as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The adoption of this standard in 2002 did not have any impact on the Company's financial statements since the Company has not acquired any businesses and, consequently, does not have any goodwill.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of this new accounting standard in 2002 did not have any impact on the Company's financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144), which the Company adopted in 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", but retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale. The adoption of this accounting standard did not have any impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on it's consolidated financial position or consolidated results of operations.

        In December 2002, the FASB issued Statement of Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, which is disclosed in Note 2.

        SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. The Company currently does not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. The Company will provide the required disclosure about the effects on reported net income of the Company's accounting policy decisions with respect to stock-based employee compensation commencing with its interim financial statements for the three-month period ending March 31, 2003.

        In April 2002, the FASB issued Statement No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates extraordinary accounting for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this standard are effective for the Company with the beginning of fiscal 2003, however, the Company do not believe the adoption of this standard will have a material impact on our overall financial position or results of operations.

3.    Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market, and consist of the following at December 31:

	2001	2002
Purchased components	$985,904	$961,444
Work in process	8,053	39,685
Finished units	344,717	330,306

	$1,338,674	$1,331,435

        In May 2000, the Company entered into a distribution arrangement with Baxter for the exclusive distribution of the Company's PSA 4000 in the United States. This agreement was subsequently amended in February 2003. Baxter is required to make quarterly minimum purchases under the contract. The penalty for purchases below minimum requirements is loss of exclusivity. The contract is for five years and is cancelable by December 31, 2003 with a six-month notice.

        During the fourth quarter of 2000 and first quarter of 2001, shipments exceeded the minimum amounts required to permit Baxter to maintain its exclusive distributorship of the PSA 4000 in the U.S. During the remainder of 2001 and all of 2002, orders by, and consequently, shipments to Baxter were not sufficient to meet the exclusivity provisions of the distribution agreement. Accordingly, the Company recognized a $4.3 million charge to cost of products sold in 2001, which included a $3.6 million provision for inventory on hand in excess of expected demand and a $0.7 million provision for non-cancelable purchase orders. The charge was a result of Baxter's failure to meet its minimum purchase requirements under the distribution agreement, which created uncertainty as to the future sales volume of the PSA 4000.

4.    Equipment

        Equipment consists of the following at December 31:

	2001	2002
Computer equipment	$650,587	$701,029
Machinery and equipment	587,290	625,950

	1,237,877	1,326,979
Accumulated depreciation	(715,071)	(959,528)

	$522,806	$367,451

5.    Accrued Expenses

        Accrued expenses consist of the following at December 31:

	2001	2002
Payroll	$235,486	$230,004
Professional fees	38,715	43,955
Accrued inventory purchases	288,209	4,222
Customer deposit	573,819	—
Other	449,119	123,213

	$1,585,348	$401,394

6.    Leases

        The Company leases its administrative and manufacturing facility under a non-cancelable operating lease which expires in November 2003. Total rent expense was approximately $138,000 in 2000, $204,000 in 2001 and $218,000 in 2002. Future minimum operating lease payments as of December 31, 2002 are $193,000 in 2003.

7.    Stockholders' Equity

  Preferred Stock

        The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, in one or more series, each of such series to have such rights and preferences, including voting rights, dividends rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. To date, no shares of preferred stock have been issued or are outstanding.

  Common Stock

        The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value. As of December 31, 2002, 8,422,994 shares of common stock were issued and outstanding.

  Stock Option Plans

        The Company's 1991 Incentive Stock Plan (the 1991 Plan) provides for the issuance of incentive and non-statutory common stock options to employees, officers and consultants. The 1991 Plan provides for the granting of options to purchase up to 1,500,000 shares of the Company's common stock. Except for non-statutory options, the exercise price of the options granted under the Plan may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant as determined by the Board of Directors. Generally, options granted under the 1991 Plan vest over a four-year period and expire ten years from the date of grant.

        The Company's 1996 Director Option Plan (the Director Plan) provides that each non-employee director who becomes a director will be granted a non-statutory option to purchase 15,000 shares of common stock at its then fair market value. Annually thereafter, each non-employee director will be granted a non-statutory option to purchase 5,000 shares of common stock at its then fair market value. All options will vest ratably over four years and expire ten years after date of grant. The Director Plan provides for the granting of non-statutory options to purchase up to 150,000 shares of the Company's common stock. As of December 31, 2002, the Director Plan had 48,134 shares available for grants.

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

        The Company's 2001 Incentive Stock Plan (the 2001 Plan) provides for the issuance of incentive and non-statutory common stock options to employees, officers and consultants. The 2001 Plan provides for the granting of options to purchase up to 1,500,000 shares of the Company's common stock. Except for non-statutory options, the exercise price of the options granted under the Plan may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant as determined by the Board of Directors. Generally, options granted under the 2001 Plan vest over a four-year period and expire ten years from the date of grant.

        A summary of option activity for the four plans is as follows:

	2000	Weighted Average Exercise Price	2001	Weighted Average Exercise Price	2002	Weighted Average Exercise Price
Outstanding at beginning of year	873,056	$86	1,115,935	$6.24	1,142,936	$3.61
Granted	419,750	15.35	204,500	2.17	320,000	1.22
Canceled	(44,770)	1.29	(171,729)	18.93	(149,750)	8.75
Exercised	(132,101)	1.27	(5,770)	4.47	(1,042)	.63

Outstanding at end of year	1,115,935	$6.24	1,142,936	$3.61	1,312,144	$2.46

Exercise price range at end of year	$.04–$24.00		$.04–$24.00		$.04–$24.00

Exercisable at end of year	560,462	$1.01	733,278	$2.47	828,389	$2.23

Available for grant at end of year	121,323		1,588,552		1,418,302

        The following table presents weighted average price information about significant option groups outstanding at December 31, 2002:

Exercise Price	Options Outstanding	Options Exercisable
$ .04–$ .69	423,999	417,140
$ .75–$ .82	366,562	155,229
$1.35–$ 3.88	372,833	169,688
$3.94–$24.00	148,750	86,332

	1,312,144	828,389

        The weighted average contractual life of options outstanding at December 31, 2002 was 6.3 years. The weighted average fair value of options granted in 2000, 2001 and 2002 was $15.35, $2.17 and $1.22, respectively.

8.    401(k) Savings Plan

        The 401(k) Savings Plan ("Savings Plan") allows all employees that have attained the age of 21 to make annual, tax-deferred contributions of up to 15% of their eligible compensation. Annually, the Company may make discretionary matching contributions based upon a percentage of the employees' contributions. The Company made no such contributions to the Savings Plan in 2000, 2001 or 2002.

9.    Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The Company uses the asset and liability accounting method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is recorded if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates on a quarterly basis the ability to recover the deferred tax assets and the level of the valuation allowance. At such time as it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

        Since the Company has incurred only losses since inception, and due to the degree of uncertainty related to the use of the loss carryforwards, the Company has fully reserved its deferred tax assets. At December 31, 2002, the Company had tax net operating loss (NOL) carryforwards of approximately $40.5 million available to offset federal taxable income, which expire in varying amounts through 2022, and $27.9 million to offset state taxable income, which expire in varying amounts through 2007. The Company also has research and development tax credit carryforwards of approximately $1.4 million available to offset income taxes, which expire in varying amounts through 2022. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards will be subject to annual limitations based upon ownership changes of the Company's stock which have occurred.

        Significant components of the Company's deferred income taxes are as follows as of December 31:

	2001	2002
Net operating loss carryforwards	$12,544,000	$15,359,000
Research and development costs	3,164,000	2,701,000
Research and development tax credits	1,220,000	1,419,000
Inventory allowances	1,106,000	885,000
Other	23,000	7,000

	18,057,000	20,371,000
Valuation allowance	(18,057,000)	(20,371,000)

Net deferred tax asset	$—	$—

        The valuation allowance increased by $2,314,000 in 2002 and $6,509,000 in 2001 due primarily to the fact that the Company has not benefited its current year net operating losses due to uncertainty regarding future taxable income.

        During 2001 and 2002, approximately $2.6 million and $3.8 million, respectively, of the Company's state NOL carryforwards expired and will not be available to offset future state taxable income, if any. If unused, the Company's state NOL carryforwards expire within five years of the period in which they are generated. At December 31, 2002, the Company had $27.9 million of state NOL carryforwards available, which, if unused, will expire according to the following schedule:

Amount of NOL Carryforward	Year NOL Generated	Year NOL Expires
$4,782,000	1998	2003
3,508,000	1999	2004
3,935,000	2000	2005
8,401,000	2001	2006
7,268,000	2002	2007

$27,894,000

        The Company's federal NOL carryforwards expire at various dates through 2022; however, significant portions of the federal NOL carryforwards do not begin to expire until 2009. Due to the uncertainty surrounding the realizability of the NOL carryforwards, the Company has fully reserved these deferred tax assets.

10.  Related Party Transactions

        The Company had a loan outstanding to an officer in the amount of $84,000 at December 31, 2001. During 2002, the loan was forgiven and recorded as compensation expense.

11.  Segment Information

        The Company is focused on one business segment related to medical devices for use in neurodiagnostic monitoring in healthcare. All of the Company's revenues in 2000, 2001 and 2002 have been to customers located within the United States. All of the Company's assets and operations are located within the United States.

12.  Valuation and Qualifying Accounts

        A rollforward of the Company's allowance for doubtful accounts is as follows:

Year Ended	Balance at Beginning of year	Additions	Write-offs	Balance at End of year
December 31, 2001	$5,074	$5,000	$(4,621)	$5,453
December 31, 2002	$5,453	—	$(659)	$4,794

13.  Subsequent Event

        In May 2000, the Company entered into a distribution arrangement with Baxter for the exclusive distribution of the Company's PSA 4000 in the United States. On February 12, 2003, the Company signed an amendment to the U.S. distribution agreement with Baxter for the PSA 4000. Baxter is required to make quarterly minimum purchases under the contract. The penalty for purchases below minimum requirements is loss of exclusivity. The contract is for five years and is cancelable by December 31, 2003 with a six-month notice.

QuickLinks

Physiometrix, Inc. INDEX
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
REPORT OF INDEPENDENT AUDITORS
PHYSIOMETRIX, INC. BALANCE SHEETS
PHYSIOMETRIX, INC. STATEMENTS OF OPERATIONS
PHYSIOMETRIX, INC. STATEMENTS OF CASH FLOWS
PHYSIOMETRIX, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2002