Form 10-Q
period 2003-03-31
PHYSIOMETRIX INC
filed 2003-05-15
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

ITEM 2 - Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, $.001 par value	8,422,994

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31 2002	March 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,690,042	$1,398,120
Short-term investments	1,243,875	1,247,625
Accounts receivable, net	61,206	154,243
Inventories	1,331,435	1,359,116
Prepaid expenses	114,002	87,778
Total current assets	5,440,560	4,246,882

Property, plant and equipment	1,326,979	1,329,211
Less allowances for depreciation	(959,528)	(1,020,032)
	367,451	309,179

Total assets	$5,808,011	$4,556,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,332	$79,282
Accrued expenses	401,394	314,789
Total current liabilities	459,726	394,071

Stockholders’ equity
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized; 8,422,994 shares in 2002 and 2003 issued and outstanding	8,423	8,423
Additional paid-in capital	56,945,035	56,949,259
Deferred compensation	(4,469)	(4,144)
Accumulated other comprehensive income	2,360	985
Accumulated deficit	(51,603,064)	(52,792,533)
Total stockholders’ equity	5,348,285	4,161,990

Total liabilities and stockholders’ equity	$5,808,011	$4,556,061

See accompanying notes

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2002	2003

Revenues	$92,307	$238,744

Costs and expenses:
Cost of products sold	227,160	340,116
Research and development	819,217	370,809
Selling, general and administrative	791,704	727,531
	1,838,081	1,438,456
Operating loss	(1,745,774)	(1,199,712)

Interest income	44,986	10,243

Net loss	$(1,700,788)	$(1,189,469)

Basic and diluted net loss per common share	$(0.20)	$(0.14)

Shares used in computing basic and diluted net loss per common share	8,421,952	8,422,994

See accompanying notes.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2002	2003
Operating activities:
Net loss	$(1,700,788)	$(1,189,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,308	60,504
Stock-based compensation in connection with issuance of stock options to consultants	(12,533)	4,549
Changes in operating assets and liabilities:
Accounts receivable	(5,524)	(93,037)
Inventories	17,273	(27,681)
Prepaid expenses and other assets	(1,422)	26,224
Accounts payable and accrued expenses	(970,207)	(65,655)
Net cash used in operating activities	(2,614,893)	(1,284,565)

Investing activities:
Purchase of equipment	(30,593)	(2,232)
Purchase of short-term investments	(1,044,798)	(5,125)
Proceeds from maturity of short-term investments	4,052,033	—
Net cash provided by (used in) investing activities	2,976,642	(7,357)

Net increase (decrease) in cash and cash equivalents	361,749	(1,291,922)
Cash and cash equivalents at beginning of period	2,730,460	2,690,042

Cash and cash equivalents at end of period	$3,092,209	$1,398,120

See accompanying notes.

PHYSIOMETRIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 - Basis of Presentation

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other interim period.  The accompanying financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2002 included in our form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2003.

Note 2 – Going Concern

Physiometrix, Inc. (the “Company) is subject to numerous risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialization of its products.  Since its inception, the Company has incurred cumulative losses of approximately $52.8 million, including losses of approximately $ 1.2 million during the three months ended March 31, 2003, $5.5 million during the year ended 2002 and $12.0 million during the year ended December 31, 2001.  The Company’s principal source of liquidity at March 31, 2003 consists of cash, cash equivalents and short-term investments, which aggregate $2.6 million.  The Company believes it has the necessary cash, cash equivalents and short-term investments on hand at March 31, 2003, absent cash from 2003 revenues or additional equity or debt financing, to fund its operations and execute its operating plan until October 2003. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is actively pursuing several sources of additional financing to address this uncertainty.  There can be no assurances that management can secure additional financing under terms that are acceptable to the Company or at all.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that the success of the PSA 4000 is the most critical component to the Company’s ability to continue as a going concern.  The Company’s plan for 2003 is to support the activities of its partner, Baxter Healthcare Corporation (“Baxter”), in the commercialization of the PSA 4000 with the new PSArray2.  The Psarray2 is a new frontal-only array sensor that received FDA 510(k) approval in October of 2002.  The Company will also continue development of the next generation monitor for sale beyond the PSA 4000.  The Company will be prepared to sell product to Baxter to support its operations and will attempt to complete a debt or equity financing prior to depleting its cash resources.  The Company will make every attempt to conserve its cash resources and continue as a business.  Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology if its cash constraints do not allow it to execute its plan.  The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against that company.

Note 3 - Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123”.  The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company applies the principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Plans.  Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company’s common stock at the date of grant.  The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock.  Accordingly, no compensation expense has been recognized for its employee stock-based compensation plans.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three months ended March 31, 2002, and 2003 would have been adjusted to the pro forma amounts indicated below:

	2002	2003
Net Loss:
As reported	$(1,700,788)	$(1,189,469)
Pro forma compensation expense	(198,836)	(156,603)
Pro forma net loss	$(1,899,624)	$(1,346,072)

Basic and diluted loss per share:
As reported	$(0.20)	$(0.14)
Pro forma	$(0.23)	$(0.16)

The average estimated fair value of options granted during the three month periods ended March 31, 2002, and 2003 were $1.96, and $0.55, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2002	2003
Dividend yield	0%	0%
Volatility	122%	127%
Risk-free interest rate	4.10%	3.21%
Expected life (years)	5.5	5.5

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

Note 4 – Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  This statement eliminates extraordinary accounting for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions.  The provisions of this standard were effective for the Company with the beginning of fiscal 2003 and the adoption of this standard has not had a material impact on the Company’s overall financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this standard has not had a material impact on the Company’s overall financial position or results of operations.

Note 5 – Significant Accounting Policies

Inventories

Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

	December 31, 2002	March 31, 2003

Purchased components	$961,444	$996,826
Work in process	39,685	39,751
Finished units	330,306	322,539
	$1,331,435	$1,359,116

Revenue Recognition

We recognize revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average common shares outstanding for the three months ended March 31, 2002 and 2003.  Diluted net loss per common share is the same as basic net loss per common share since the inclusion of common stock equivalents (the effect of stock options) would be anti-dilutive on the net loss.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.   Comprehensive loss is computed as follows:

	Three Months Ended March 31
	2002	2003
Net loss	$(1,700,788)	$(1,189,469)
Net unrealized holding losses on investments	(6,683)	(1,375)
Total comprehensive loss	$(1,707,471)	$(1,190,844)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Physiometrix should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q.  This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein in the Risk Factors section of this Report on Form 10-Q and in the documents incorporated herein by reference.  Such forward-looking statements include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to Food and Drug Administration (“FDA”) approvals; (ix) third-party reimbursement; (x) operating and capital requirements; (xi) clinical trials; and (xii) other factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Quarterly Report on Form 10-Q as “Risk Factors”.

Overview

Since our inception in January 1990, we have been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products.  Our products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications.  Our initial products were our e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System.  We also have an additional neurological monitoring product, the Patient State Analyzer (“PSA 4000”) which received FDA 510(k) approval on June 30, 2000.  We received FDA 510(k) clearance on October 7, 2002, for the PSArray2, which is a new frontal-only disposable array sensor which attaches to and is used with our PSA 4000 consciousness-monitoring system.  The introduction and successful commercialization of this product is critical to our success and near-term liquidity.  We introduced this product at the annual American Society of Anesthesiologists meeting in October 2002.

We have a limited history of operations and have experienced significant operating losses since our inception.  As of March 31, 2003, we had an accumulated deficit of approximately $52.8 million.  The PSA 4000, PSArray2 and the HydroDot NeuroMonitoring System are currently our principal commercial products.  We anticipate that our operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which our products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which we establish distribution channels for our products domestically and internationally.  Since the third quarter of 2000, substantially all of our sales were to Baxter Healthcare Corporation (“Baxter”).  There can be no assurance we will achieve significant commercial revenues or profitability.

In May 2000, we entered into a distribution arrangement with Baxter for the exclusive distribution of our PSA 4000 in the United States.  The agreement was amended on February 12, 2003.  Under the terms of the revised agreement, Baxter is required to make minimum purchases under the contract.  The penalty for purchases below minimum requirements is loss of exclusivity.  The contract is for five years from May 2000 and is cancelable by either party after December 31, 2003.  We began shipments of the PSA 4000 in the third quarter of 2000 and began shipping the PSArray2, our new FDA cleared product, in the fourth quarter of 2002.

On February 12, 2003, we signed an amendment to our U.S. distribution agreement with Baxter for the PSA 4000 level of sedation monitor. The highlights of the enhanced agreement included:

•    Targeted sales, marketing and product development milestones;

•             Segmentation of the Operating Room (“OR”), Intensive Care Unit (“ICU”) and Interventional Sedation Unit (“ISU”) markets to enable us and Baxter to focus on the particular requirements of each market segment;

•    Minimum-purchase requirements in OR segment;

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

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market.  We review our inventories for excess and obsolete inventory on a periodic basis.  We believe that inventory units on hand included in our balance sheet at March 31, 2003 are fully realizable and are expected to be sold within the next twelve months.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenues

Revenues increased 159% to $239,000 for the three months ended March 31, 2003 from $92,000 for the three months ended March 31, 2002.  This increase was primarily due to shipments to Baxter of the PSArray2 during the quarter ended March 31, 2003, which accounted for revenues of $135,000.  The PSArray2, a new frontal-only disposable array sensor that attaches to and used with our PSA 4000 system, received FDA 510(k) clearance in October 2002.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The introduction and successful commercialization of this product is critical to our future success.  Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

Cost of Products Sold

Cost of products sold increased 50% to $340,000 for the three months ended March 31, 2003 from $227,000 for the three months ended March 31, 2002.  This increase was primarily due to the shipments of the PSArray2 to Baxter during the first quarter of 2003.  The PSArray2 received FDA 510(k) clearance in October 2002, and therefore, there were not any shipments of this product during the first quarter of 2002.

Gross Margin

The negative gross profit margin incurred during the three months ended March 31, 2003 and March 31, 2002 resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing department exceeding the reported revenues.  The negative gross margin improved during 2003 due to the shipments of PSArray2 units during the three months ended March 31, 2003.  The PSArray2 units shipped were at a volume less than what was needed to cover fixed and variable costs in our manufacturing department.  We expect costs of products sold to increase consistent with increases in revenues of the PSA 4000 in 2003.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, decreased 55% to $371,000 for the three months ended March 31, 2003 from $819,000 for the three months ended March 31, 2002.  This decrease was primarily due to a decrease in outside consulting costs associated with development of the PSA 4000, as well as staff reductions and other discretionary expense reductions undertaken in the second quarter of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8% to $728,000 for the three months ended March 31, 2003 from $792,000 for the three months ended March 31, 2002.  This decrease was due to decreased headcount related expenses and outside consulting related to the commercialization of the PSA 4000.

Interest Income

Interest income decreased to $10,000 for the three months ended March 31, 2003 from $45,000 for the three months ended March 31, 2002.  This decrease was due to lower average cash balances available for investment in 2003 along with lower interest rates.

Income Taxes

We have not provided for income taxes in any of the periods reported due to losses incurred during each of periods presented.  At December 31, 2002, we had federal net operating loss carryforwards of approximately $40.5 million and research and development tax credit carryforwards of approximately $1.4 million that will expire in varying amounts through 2022, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Liquidity and Capital Resources

At March 31, 2003, our cash, cash equivalents and short-term investments were $2,646,000 as compared to $3,934,000 at December 31, 2002.

Our operating activities used cash of $1,285,000 in the three months ended March 31, 2003 as compared to $2,615,000 in the three months ended March 31, 2002.  The decrease in net cash used in 2003 compared to 2002 was due to the reduced net loss coupled with a large decrease in accounts payable and accrued expenses that occurred during 2002.

Net cash used in investing activities in the three months ended March 31, 2003 was $7,000 as compared with $2,977,000 provided in the three months ended March 31, 2002.  The decrease was due to a decrease in the net proceeds from the sale of short-term investments of $3,012,000, partially offset by a decrease in equipment purchases in the amount of $28,000.

Our financing activities did not provide or use cash in either the three months ended March 31, 2003 or the three months ended March 31, 2002.

Our principal source of liquidity at March 31, 2003 consists of cash, cash equivalents and short-term investments, which aggregate $2.6 million. We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to conduct operations as planned only until October 2003, absent additional revenues.  We believe that coupled with anticipated revenues of $2.0 million, we will have funds to conduct operations until February 2004.  As a result, there is substantial doubt about our ability to continue as a going concern.  We plan to raise capital through equity and/or debt issuance when, and if, such capital is available to us.  There is no assurance that we will be able to raise additional capital on acceptable terms, or at all.  Future equity financings may result in dilution to the holders of our common stock.  Future debt financings may require us to pledge assets and to comply with financial and operational covenants.  If additional amounts can not be raised and we are unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States bankruptcy laws or cessation of operations.

We believe that the success of the PSA 4000 is the most critical component to our ability to continue as a going concern.  We intend to sell the PSA 4000 through our existing distributor, Baxter, in North America and pursue a distributor for rest of the world rights.  Although management and our current investors do not have any intention of liquidating the business, we would consider a sale of our technology if, in 2003, our cash constraints would not allow us to execute our plan.  We are aware of one other company with products similar to the PSA 4000.  Such competitor has an FDA-cleared frontal array for its consciousness-monitoring system.  We believe that we are not at a significant disadvantage in marketing our products against this company.

We have a $1.3 million investment in inventory related to the PSA 4000 system.  The sale of this inventory will be subject to conditions that are generally outside our control.  We are highly dependent upon the ability of Baxter, our exclusive distributor of the PSA 4000 in North America, to successfully market and sell our products.  Market acceptance of the PSArray2, a new frontal-only disposable array sensor that attaches to and is used with our PSA 4000 system, is critical to the sale of the finished units that are currently in inventory.  We submitted a 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002.  We believe that inventory units on hand included in our Balance Sheet at March 31, 2003 are fully realizable and are expected to be sold within the next twelve months.

At December 31, 2002, we had available net operating loss carry forwards (NOL’s) of approximately $40.5 million available to offset future federal taxable income, if any.  These NOL’s expire in varying amounts through 2022.  At December 31, 2002, we also had research and development tax credit carry forwards of approximately $1.4 million available to offset future income taxes, if any, which expire in varying amounts through 2022.  Since we have incurred only losses since our inception, and due to the degree of uncertainty related to the use of the loss and credit carry forwards, we have provided a full valuation allowance against these future tax benefits.

Risk Factors

You should carefully consider the risks described below before making an investment decision.  We believe that the risks and uncertainties described below are the principal material risks facing us as of the date of this Form 10-Q.  In the future, we may become subject to additional risks that are not currently known to us.  If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed.  As a result, the trading price of our common stock could decline, and you could lose all or part of the value of your investment.

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

During 2001, we began development of the PSArray2, which is a new frontal-only disposable array sensor that attaches to and is used with our PSA 4000 consciousness-monitoring system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  We submitted our 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002.  The introduction and successful commercialization of this product is critical to our future success.  We commercially introduced this product in October 2002 at the annual American Society of Anesthesiologists meeting and began shipments of this product to Baxter during the fourth quarter of 2002.  Initial commercialization efforts for this product have only recently begun, and we are not currently able to predict as to when or whether this product will achieve commercial acceptance.

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

We have experienced significant operating losses since inception and, as of March 31, 2003 had an accumulated deficit of approximately $52.8 million.  The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, and market acceptance of the PSA 4000.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease.  To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.  As of March 31, 2003, 100% of our total portfolio will mature in one year or less.

Item 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

We filed a Current Report on Form 8-K dated May 13, 2003, attaching our first quarter ended March 31, 2003 earnings release dated May 13, 2003.

March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE:	May 15, 2003	BY:	/s/John A. Williams
John A. Williams
President, Chief Executive
Officer

		BY:	/s/Daniel W. Muehl
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

DATE:   May 15, 2003

/s/John A. Williams
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

DATE:	May 15, 2003

/s/Daniel W. Muehl
Daniel W. Muehl
Vice President and Chief Financial
Officer