Form 10-Q
period 2003-06-30
PHYSIOMETRIX INC
filed 2003-08-07
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

ITEM 1 - Yes ☒   No ☐

ITEM 2 - Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $.001 par value	8,422,994

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	December 31 2002	June 30 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,690,042	$1,405,668
Short-term investments	1,243,875	—
Accounts receivable, net	61,206	100,052
Inventories	1,331,435	1,388,717
Prepaid expenses	114,002	215,652
Total current assets	5,440,560	3,110,089

Property, plant and equipment	1,326,979	1,334,907
Less allowances for depreciation	(959,528)	(1,078,678)
	367,451	256,229

Total assets	$5,808,011	$3,366,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,332	$122,709
Accrued expenses	401,394	352,332
Total current liabilities	459,726	475,041

Stockholders’ equity
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized; 8,422,994 shares issued and outstanding	8,423	8,423
Additional paid-in capital	56,945,035	56,975,910
Deferred compensation	(4,469)	(6,094)
Accumulated other comprehensive income	2,360	—
Accumulated deficit	(51,603,064)	(54,086,962)
Total stockholders’ equity	5,348,285	2,891,277

Total liabilities and stockholders’ equity	$5,808,011	$3,366,318

See accompanying notes

PHYSIOMETRIX, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2002	2003	2002	2003

Revenues	$91,293	$200,524	$183,600	$439,268

Costs and expenses:
Cost of products sold	310,320	331,130	537,480	671,246
Research and development	682,998	426,615	1,502,215	797,424
Selling, general and administrative	791,178	743,042	1,582,881	1,470,573
	1,784,496	1,500,787	3,622,576	2,939,243

Operating loss	(1,693,203)	(1,300,263)	(3,438,976)	(2,499,975)

Interest income	31,072	5,834	76,057	16,077

Net loss	$(1,662,131)	$(1,294,429)	$(3,362,919)	$(2,483,898)

Basic and diluted net loss per common share	$(0.20)	$(0.15)	$(0.40)	$(0.29)

Shares used in computing basic and diluted net loss per common share	8,422,299	8,422,994	8,422,126	8,422,994

See accompanying notes.

PHYSIOMETRIX, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2002	2003
Operating activities:
Net loss	$(3,362,919)	$(2,483,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,416	119,150
Stock-based compensation in connection with issuance of stock options to consultants	(18,729)	29,250
Changes in operating assets and liabilities:
Accounts receivable	(1,451)	(38,846)
Inventories	16,953	(57,282)
Prepaid expenses	(136,987)	(101,650)
Accounts payable and accrued expenses	(966,069)	15,315
Net cash used in operating activities	(4,351,786)	(2,517,961)

Investing activities:
Purchase of equipment	(30,593)	(7,928)
Purchase of short-term investments	(2,034,888)	—
Proceeds from maturity of short-term investments	7,980,621	1,241,515
Net cash provided by investing activities	5,915,140	1,233,587

Financing activities:
Proceeds from issuance of common stock	651	—
Net cash provided by financing activities	651	—

Net increase (decrease) in cash and cash equivalents	1,564,005	(1,284,374)
Cash and cash equivalents at beginning of period	2,730,460	2,690,042

Cash and cash equivalents at end of period	$4,294,465	$1,405,668

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

Note 2 – Going Concern

Physiometrix, Inc. (the “Company) is subject to numerous risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialization of its products.  Since its inception, the Company has incurred cumulative losses of approximately $54.1 million, including losses of approximately $ 2.5 million during the six months ended June 30, 2003, $5.5 million during the year ended December 31, 2002 and $12.0 million during the year ended December 31, 2001.  The Company’s principal source of liquidity at June 30, 2003 consists of cash, cash equivalents and short-term investments, which aggregate $1.4 million.  The Company believes that cash on hand coupled with anticipated cash flows from operations, which are dependent on sales of inventory to its distributor, Baxter, will be sufficient to conduct operations until February 2004, however, there is a risk management may not meet its plan and may need sources of liquidity prior to February 2004.  The Company is significantly dependent on Baxter for sale of its inventories and has not provided any additional inventory valuation reserves based upon Baxter's current intention to purchase such inventories, although Baxter is not under any obligation to do so.  In the event such sales do not materialize, the Company will assess the need to write down its inventories to net realizable value during such periods, and additionally, the Company's cash flows will be negatively impacted.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is actively pursuing several sources of additional financing, including debt or equity financings, to address this uncertainty.  There can be no assurances that management can secure additional financing under terms that are acceptable to the Company or at all.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three and six months ended June 30, 2002, and 2003 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss as reported	$(1,662,131)	$(1,294,429)	$(3,362,919)	$(2,483,898)
Pro forma compensation expense	(146,545)	(155,173)	(345,381)	(311,776)
Pro forma net loss	$(1,808,676)	$(1,449,602)	$(3,708,300)	$(2,795,674)

Basic and diluted loss per share:
As reported	$(0.20)	$(0.15)	$(0.40)	$(0.29)
Pro forma	$(0.21)	$(0.17)	$(0.44)	$(0.33)

The average estimated fair value of options granted during the three month period ended June 30, 2002, was $1.16, and there were no options granted during the three month period ended June 30, 2003.  The average estimated fair value of options granted during the six month periods ended June 30, 2002, and 2003 were $1.20 and $0.48, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

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

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable-interest entity’s activities, is entitled to receive a majority of the variable-interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted by the Company in fiscal 2003. The Company does not believe the adoption of FIN 46 will have a material impact on its overall financial position or results of operations.

Note 5 – Significant Accounting Policies

Inventories

Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

	December 31, 2002	June 30, 2003
Purchased components	$961,444	$545,681
Work in process	39,685	24,550
Finished units	330,306	818,486
	$1,331,435	$1,388,717

We review our inventories for excess and obsolete inventory on a periodic basis and provide a reserve to write down inventory to its net realizable value.

Revenue Recognition

We recognize revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average common shares outstanding for the three and six months ended June 30, 2002 and 2003.  Diluted net loss per common share is the same as basic net loss per common share since the inclusion of common stock equivalents (the effect of stock options) would be anti-dilutive on the net loss.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.  Comprehensive loss is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss	$(1,662,131)	$(1,294,429)	$(3,362,919)	$(2,483,898)
Net unrealized holding losses on investments	1,455	(985)	(5,227)	(2,360)
Total comprehensive loss	$(1,660,676)	$(1,295,414)	$(3,368,146)	$(2,486,258)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have a limited history of operations and have experienced significant operating losses since our inception.  As of June 30, 2003, we had an accumulated deficit of approximately $54.1 million.  The PSA 4000, PSArray2 and the HydroDot NeuroMonitoring System are currently our principal commercial products.  We anticipate that our operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which our products gain market acceptance, introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which we establish distribution channels for our products domestically and internationally.  Since the third quarter of 2000, substantially all of our sales were to Baxter Healthcare Corporation (“Baxter”).  There can be no assurance we will achieve significant commercial revenues or profitability.

In May 2000, we entered into a distribution arrangement with Baxter for the exclusive distribution of our PSA 4000 in the United States.  In February 2003, we entered into an amendment to our U.S distribution agreement with Baxter for the PSA 4000 consciousness monitoring system.  The highlights of the enhanced agreement include:

•                  Targeted sales, marketing and product development milestones;

•                  Segmentation of the Operating Room (“OR”), Intensive Care Unit (“ICU”) and Interventional Sedation Unit (“ISU”) markets to enable us and Baxter to focus on the particular requirements of each market segment;

•                  Minimum-purchase requirements in the OR segment;

•                  Innovative marketing programs to promote our technology; and

•                  Expansion of the territory to include Canada

Under the amended agreement, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the OR market segment.  The term of the Baxter distribution agreement extends through March 2005, but is cancelable by either party upon specified notice after December 31, 2003.  If Baxter does not meet minimum purchase requirements for the first milestone by September 15, 2003, which includes a sixty-day grace period, we will be able to revoke Baxter’s exclusivity if we choose to do so.

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

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market.  We review our inventories for excess and obsolete inventory on a periodic basis and provide a reserve to write down inventory to its net realizable value.  We are significantly dependent on Baxter for sale of our inventories and have not provided any additional inventory valuation reserves based upon Baxter's current intention to purchase such inventories, although Baxter is not under any obligation to do so.  In the event such sales do not materialize, we will assess the need to write down our inventories to net realizable value during such periods.

Results of Operations

Three Months Ended June 30, 2003 and 2002

Revenues

Revenues increased 120% to $201,000 for the three months ended June 30, 2003 from $91,000 for the three months ended June 30, 2002.  This increase was primarily due to shipments to Baxter of the PSArray2 during the quarter ended June 30, 2003, which accounted for revenues of $96,000.  The PSArray2, a new frontal-only disposable array sensor that attaches to and used with our PSA 4000 system, received FDA 510(k) clearance in October 2002, and therefore, there were no revenues related to the PSArray2 during the quarter ended June 30, 2002.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The introduction and successful commercialization of this product is critical to our future success.  Because of our U.S. distribution agreement with Baxter for this product, we are significantly dependent upon Baxter for successful commercialization of this product.  Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

Cost of Products Sold

Cost of products sold increased 7% to $331,000 for the three months ended June 30, 2003 from $310,000 for the three months ended June 30, 2002.  This increase was primarily due to costs associated with the shipments of the PSArray2 to Baxter during the second quarter of 2003.  The PSArray2 received FDA 510(k) clearance in October 2002, and therefore, there were not any shipments of this product during the second quarter of 2002.  This increase was partially offset by a reduction in direct headcount related expenses as a result of staff reductions undertaken during the period ended June 30, 2002.  We have not provided any additional inventory reserve during the quarter based upon Baxter's intention to purchase the inventory.  In the event that Baxter does not purchase the inventory, we will provide for the write-down of such inventory to its net realizable value as a consequence of not selling the inventory.

Gross Margin

The negative gross profit margin incurred during the three months ended June 30, 2003 and June 30, 2002 resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing department exceeding the reported revenues.  The negative gross margin improved during 2003 due to the shipments of PSArray2 units during the three months ended June 30, 2003 along with a reduction in costs resulting from staff reductions undertaken during the second quarter of 2002.  The PSArray2 units shipped were at a volume less than what was needed to cover fixed and variable costs in our manufacturing department.  We expect costs of products sold to increase consistent with increases in revenues of the PSA 4000 in the remainder of 2003 based upon sales to Baxter in the third quarter of 2003.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, decreased 38% to $427,000 for the three months ended June 30, 2003 from $683,000 for the three months ended June 30, 2002.  This decrease was primarily due to a decrease in outside consulting costs associated with development of the PSA 4000, as well as staff reductions and other discretionary expense reductions undertaken in the second quarter of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 6% to $743,000 for the three months ended June 30, 2003 from $791,000 for the three months ended June 30, 2002.  This decrease was due to decreased headcount related expenses and outside consulting related to the commercialization of the PSA 4000.

Interest Income

Interest income decreased to $6,000 for the three months ended June 30, 2003 from $31,000 for the three months ended June 30, 2002.  This decrease was due to lower average cash balances available for investment in 2003 along with lower interest rates.

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

Six Months Ended June 30, 2003 and 2002

Revenues

Revenues increased 139% to $439,000 for the six months ended June 30, 2003 from $184,000 for the six months ended June 30, 2002.  This increase was primarily due to shipments to Baxter of the PSArray2 during the six-month period ended June 30, 2003, which accounted for revenues of $231,000.  The PSArray2, a new frontal-only disposable array sensor that attaches to and used with our PSA 4000 system, received FDA 510(k) clearance in October 2002, and therefore, were no revenues related to the PSArray2 during the six months ended June 30, 2002.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The introduction and successful commercialization of this product is critical to our future success.  Because of our U.S. distribution agreement with Baxter for this product, we are significantly dependent upon Baxter for successful commercialization of this product.  Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

Cost of Products Sold

Cost of products sold increased 25% to $671,000 for the six months ended June 30, 2003 from $537,000 for the six months ended June 30, 2002.  This increase was primarily due to the shipments of the PSArray2 to Baxter during the six months ended June 30, 2003.  The PSArray2 received FDA 510(k) clearance in October 2002, and therefore, there were not any shipments of this product during the first six months of 2002.  This increase was partially offset by a reduction in direct headcount related expenses as a result of staff reductions undertaken during the period ended June 30, 2002.  We have not provided any additional inventory reserve during the quarter based upon Baxter's intention to purchase the inventory.  In the event that Baxter does not purchase the inventory, we will provide for the write-down of such inventory to its net realizable value as a consequence of not selling the inventory.

Gross Margin

The negative gross profit margin incurred during the six months ended June 30, 2003 and June 30, 2002 resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing department exceeding the reported revenues.  The negative gross margin improved during 2003 due to the shipments of PSArray2 units during the six months ended June 30, 2003 along with cost reductions associated with staff reductions undertaken during the second quarter of 2002.  The PSArray2 units shipped were at a volume less than what was needed to cover fixed and variable costs in our manufacturing department.  We expect costs of products sold to increase consistent with increases in revenues of the PSA 4000 in 2003 based upon sales to Baxter in the third quarter of 2003.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, decreased 47% to $797,000 for the six months ended June 30, 2003 from $1,502,000 for the six months ended June 30, 2002.  This decrease was primarily due to a decrease in outside consulting costs associated with development of the PSA 4000, as well as staff reductions and other discretionary expense reductions undertaken in the second quarter of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 7% to $1,471,000 for the six months ended June 30, 2003 from $1,583,000 for the six months ended June 30, 2002.  This decrease was due to decreased headcount related expenses and outside consulting related to the commercialization of the PSA 4000.

Interest Income

Interest income decreased to $16,000 for the six months ended June 30, 2003 from $76,000 for the six months ended June 30, 2002.  This decrease was due to lower average cash balances available for investment in 2003 along with lower interest rates.

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

Liquidity and Capital Resources

At June 30, 2003, our cash, cash equivalents and short-term investments were $1,406,000 as compared to $3,934,000 at December 31, 2002.

Our operating activities used cash of $2,518,000 in the six months ended June 30, 2003 as compared to $4,352,000 in the six months ended June 30, 2002.  The decrease in net cash used in 2003 compared to 2002 was due to the reduced net loss coupled with a large decrease in accounts payable and accrued expenses that occurred during 2002.

Net cash provided by investing activities in the six months ended June 30, 2003 was $1,234,000 as compared with $5,915,000 provided in the six months ended June 30, 2002.  The decrease was due to a decrease in the net proceeds from the sale of short-term investments of $4,704,218, partially offset by a decrease in equipment purchases in the amount of $22,665.

Our financing activities did not provide or use cash in the six months ended June 30, 2003, as compared to $651 of cash provided in the six months ended June 30, 2002.

Our principal source of liquidity at June 30, 2003 consists of cash, cash equivalents and short-term investments, which aggregate $1.4 million.  We believe that cash on hand coupled with anticipated cash flows from operations, which are dependent on sales of inventory to our distributor, Baxter, will be sufficient to conduct operations until February 2004, however, there is a risk that we may not meet our plan and may need sources of liquidity prior to February 2004.  We are significantly dependent on Baxter for sale of our inventories and have not provided any additional inventory valuation reserves based upon Baxter's current intention to purchase such inventories, although Baxter is not under any obligation to do so.  In the event such sales do not materialize, we will assess the need to write down our inventories to net realizable value during such periods, and additionally, our cash flows would be negatively impacted. As a result, there is substantial doubt about our ability to continue as a going concern.  We plan to raise capital through equity and/or debt issuance when, and if, such capital is available to us.  There is no assurance that we will be able to raise additional capital on acceptable terms, or at all.  Future equity financings may result in dilution to the holders of our common stock.  Future debt financings may require us to pledge assets and to comply with financial and operational covenants.  If additional amounts can not be raised and we are unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States bankruptcy laws or cessation of operations.

We believe that the success of the PSA 4000 is the most critical component to our ability to continue as a going concern.  We intend to sell the PSA 4000 through our existing distributor, Baxter, in North America and pursue a distributor for rest of the world rights.  Therefore, our ability to generate additional revenues and commercialize the PSA 4000 is dependent upon our relationship with Baxter.  Although management and our current investors do not have any intention of liquidating the business, we would consider a sale of our technology if, in 2003, our cash constraints would not allow us to execute our plan.  We are aware of one other company with products similar to the PSA 4000.  Such competitor has an FDA-cleared frontal array for its consciousness-monitoring system.  We believe that we are not at a significant disadvantage in marketing our products against this company.

We have a $1.3 million investment in inventory related to the PSA 4000 system.  The sale of this inventory will be subject to conditions that are generally outside our control.  We are highly dependent upon the ability of Baxter, our exclusive distributor of the PSA 4000 in North America, to successfully market and sell our products.  Market acceptance of the PSArray2, a new frontal-only disposable array sensor that attaches to and is used with our PSA 4000 system, is critical to the sale of the finished units that are currently in inventory.  We submitted a 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002.  Based on our recent experience with units placements to our U.S. distributor, we believe that inventory units on hand included in our Balance Sheet at June 30, 2003 are fully realizable and are expected to be sold within the next twelve months.  We have not provided any additional inventory reserve during the quarter based upon Baxter's intention to purchase the inventory.  In the event that Baxter does not purchase the inventory, we will provide for the write-down of such inventory to its net realizable value as a consequence of not selling the inventory.

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

We anticipate that our current cash, cash equivalents and short-term investments are adequate to maintain our current and planned operations until October 2003.  As a result, there is substantial doubt about our ability to continue as a going concern.  We believe if we can achieve revenues in the amount of $2.0 million during the remainder of 2003, we will have funds to conduct planned operations until February 2004.  There can be no assurance, however, that these revenues will be achieved.  We plan to raise capital through equity and/or debt issuance when, and if, such capital is available to us.  There is no assurance, however, that we will be able to raise additional capital on acceptable terms, or at all.  If we cannot raise additional capital, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other strategic alternatives up to and including the sale of our technology, filing for protection under the United States bankruptcy laws or ceasing operations.

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

During 2001, we began development of the PSArray2, which is a new frontal-only disposable array sensor that attaches to and is used with our PSA 4000 consciousness-monitoring system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  We submitted our FDA 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002.  The introduction and successful commercialization of this product is critical to our future success.  We commercially introduced this product in October 2002 at the annual American Society of Anesthesiologists meeting and began shipments of this product to Baxter during the fourth quarter of 2002.  Initial commercialization efforts for this product have only recently begun, and we are not currently able to predict as to when or whether this product will achieve commercial acceptance.

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

We have experienced significant operating losses since inception and, as of June 30, 2003 had an accumulated deficit of approximately $54.1 million.  The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, and market acceptance of the PSA 4000.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

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

The success of our business depends, in part, on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products in the U.S. and other countries.  The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for a meaningful defense of intellectual property rights.  If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage, and our business and operating results could be harmed.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease.  To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.  As of June 30, 2003, 100% of our total portfolio will mature in one year or less.

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

PART II                                                 OTHER INFORMATION

Item 1                               Legal Proceedings:

Not applicable.

Item 2                               Changes in Securities:

Not applicable.

Item 3                               Defaults upon Senior Securities:

Not applicable.

Item 4                               Submission of Matters to a Vote of Security Holders:

On May 29, 2003, the Company held its annual meeting of shareholders.  The following items were submitted for a vote of the shareholders.

Election of Christopher D. Mitchell as a Class I director.

For:	7,322,102
Against:	0
Abstain:	0

Ratification of Ernst & Young as independent auditors for the year ending December 31, 2003.

For:	7,341,753
Against:	3,120
Abstain:	0

Item 5                               Other Information:

None.

Item 6                               Exhibits and Reports on Form 8-K:

(a)          Exhibits

31.1                           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2                           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K.

We filed a Current Report on Form 8-K dated July 30, 2003, attaching our second quarter ended June 30, 2003 earnings release dated July 30, 2003.

June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE:	August 7, 2003	BY:	/s/John A. Williams
John A. Williams
President, Chief Executive Officer

		BY:	/s/Daniel W. Muehl
Daniel W. Muehl
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.