Form 10-Q/A
period 2003-06-30
PHYSIOMETRIX INC
filed 2003-08-28
CIK 1010397

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1010397

PHYSIOMETRIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0248588 (IRS Employer identification No.)
Five Billerica Park, N. Billerica, MA (Address of principal executive offices)	01862-1256 (Zip code)

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

    ITEM 1—Yes ☒    No ☐
    ITEM 2—Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $.001 par value	8,422,994

PHYSIOMETRIX, INC.

TABLE OF CONTENTS

EXPLANATORY NOTE		3
PART II	OTHER INFORMATION	3
Item 6	Exhibits and Reports on Form 8-K	3
SIGNATURES		4
EXHIBIT INDEX		5

EXPLANATORY NOTE

        The Registrant hereby files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2003 to revise the certifications of our president and chief executive officer and our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. All other information contained in our original Form 10-Q remains unchanged.

PART II OTHER INFORMATION

        Item 6    Exhibits and Reports on Form 8-K:

  (a)
  Exhibits

  31.1
  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1
  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

  32.2
  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

  (b)
  Reports on Form 8-K.

    We filed a Current Report on Form 8-K dated July 30, 2003, attaching our second quarter ended June 30, 2003 earnings release dated July 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.
DATE: August 28, 2003	BY:	/s/ JOHN A. WILLIAMS John A. Williams President, Chief Executive Officer
	BY:	/s/ DANIEL W. MUEHL Daniel W. Muehl Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

QuickLinks

TABLE OF CONTENTS
SIGNATURES
Exhibit Index