Form 10-Q
period 2003-09-30
PHYSIOMETRIX INC
filed 2003-11-14
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

ITEM 1 - Yes ☒   No ☐

ITEM 2 - Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, $.001 par value	8,422,994

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31 2002	September 30 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,690,042	$634,655
Short-term investments	1,243,875	—
Accounts receivable, net	61,206	141,943
Inventories	1,331,435	1,029,639
Prepaid expenses	114,002	153,213
Total current assets	5,440,560	1,959,450

Property, plant and equipment	1,326,979	1,335,626
Less allowances for depreciation	(959,528)	(1,134,200)
	367,451	201,426

Total assets	$5,808,011	$2,160,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,332	$86,982
Accrued expenses	401,394	273,355
Total current liabilities	459,726	360,337

Stockholders’ equity
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized; 8,422,994 shares issued and outstanding	8,423	8,423
Additional paid-in capital	56,945,035	57,008,409
Deferred compensation	(4,469)	(5,078)
Accumulated other comprehensive income	2,360	—
Accumulated deficit	(51,603,064)	(55,211,215)
Total stockholders’ equity	5,348,285	1,800,539

Total liabilities and stockholders’ equity	$5,808,011	$2,160,876

See accompanying notes

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2003	2002	2003

Revenues	$94,023	$609,095	$277,623	$1,048,363

Costs and expenses:
Cost of products sold	244,530	657,332	782,010	1,328,578
Research and development	419,073	391,822	1,921,288	1,189,246
Selling, general and administrative	681,633	685,731	2,264,514	2,156,304
	1,345,236	1,734,885	4,967,812	4,674,128

Operating loss	(1,251,213)	(1,125,790)	(4,690,189)	(3,625,765)

Interest income	24,973	1,537	101,030	17,614

Net loss	$(1,226,240)	$(1,124,253)	$(4,589,159)	$(3,608,151)

Basic and diluted net loss per common share	$(0.15)	$(0.13)	$(0.54)	$(0.43)

Shares used in computing basic and diluted net loss per common share	8,422,994	8,422,994	8,422,415	8,422,994

See accompanying notes.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2002	2003
Operating activities:
Net loss	$(4,589,159)	$(3,608,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,293	174,672
Stock-based compensation in connection with issuance of stock options to consultants	(13,488)	62,766
Changes in operating assets and liabilities:
Accounts receivable	2,126	(80,737)
Inventories	(17,150)	301,796
Prepaid expenses	(37,709)	(39,211)
Accounts payable and accrued expenses	(984,890)	(99,390)
Net cash used in operating activities	(5,459,977)	(3,288,255)

Investing activities:
Purchase of equipment	(77,288)	(8,647)
Purchase of short-term investments	(3,270,823)	—
Proceeds from maturity of short-term investments	9,025,948	1,241,515
Net cash provided by investing activities	5,677,837	1,232,868

Financing activities:
Proceeds from issuance of common stock	651	—
Net cash provided by financing activities	651	—

Net increase (decrease) in cash and cash equivalents	218,511	(2,055,387)
Cash and cash equivalents at beginning of period	2,730,460	2,690,042

Cash and cash equivalents at end of period	$2,948,971	$634,655

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

Note 2 – Going Concern

Physiometrix, Inc. (the “Company,” “Physiometrix,” “we,” “us,” and “our”) is subject to numerous risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialization of its products.  Since its inception, the Company has incurred cumulative losses of approximately $55.2 million, including losses of approximately $3.6 million during the nine months ended September 30, 2003, $5.5 million during the year ended December 31, 2002 and $12.0 million during the year ended December 31, 2001.  The Company’s principal source of liquidity at September 30, 2003 consists of cash, cash equivalents and short-term investments, which aggregate $635,000.  The Company believes that cash on hand coupled with anticipated cash flows from operations, which are dependent on sales of inventory to its distributor, Baxter Healthcare Corporation (“Baxter”), will be sufficient to conduct operations until February 2004, however, there is a risk management may not meet its plan and may need sources of liquidity prior to February 2004. The Company is significantly dependent on Baxter for sale of its inventories and has not provided any additional inventory valuation reserves based upon Baxter’s current intention to purchase such inventories, although Baxter is not under any obligation to do so. In the event such sales do not materialize, the Company will assess the need to write down its inventories to net realizable value during such periods, and additionally, the Company’s cash flows will be negatively impacted.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is actively pursuing several sources of additional financing, including debt or equity financings, to address this uncertainty.  There can be no assurances that management can secure additional financing under terms that are acceptable to the Company or at all.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that the need for additional cash along with the success of the PSA 4000 are the most critical components to the Company’s ability to continue as a going concern.  The Company’s plan for the remainder of 2003 and for 2004 is to support the activities of its partner, Baxter, in the commercialization of the PSA 4000 with the new PSArray2.  The PSArray2 is a new frontal-only array sensor that received FDA 510(k) approval in October of 2002.  The Company will also continue development of the next generation monitor for sale beyond the PSA 4000.  The Company will be prepared to sell product to Baxter to support its operations and will attempt to complete a debt or equity financing prior to depleting its cash resources.  The Company will make every attempt to conserve its cash resources and continue as a business.  Although management and the current Board of Directors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology if its cash constraints do not allow it to execute its plan.  The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against that company.

Note 3 – Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123”.  The statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company applies the principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans.  Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of the Company’s common stock at the date of grant.  The Company has historically granted options to employees and directors at exercise prices equal to the fair value of the Company’s common stock.  Accordingly, no compensation expense has been recognized for its employee stock-based compensation plans.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value of such stock options at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three and nine months ended September 30, 2002, and September 30, 2003 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss as reported	$(1,226,240)	$(1,124,253)	$(4,589,159)	$(3,608,151)
Pro forma compensation expense	(159,603)	(156,660)	(504,984)	(468,436)
Pro forma net loss	$(1,385,843)	$(1,280,913)	$(5,094,143)	$(4,076,587)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.13)	$(0.54)	$(0.43)
Pro forma	$(0.16)	$(0.15)	$(0.60)	$(0.48)

There were no options granted during the three month periods ended September 30, 2002 and September 30, 2003.  The average estimated fair value of options granted during the nine month periods ended September 30, 2002, and September 30, 2003 was $1.20 and $0.48, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

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

Note 4 – Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  This statement eliminates extraordinary accounting for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions.  The Company became subject to the provisions of SFAS No. 145 from the beginning of fiscal 2003 and the adoption of this statement has not had a material impact on the Company’s overall financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company’s overall financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable-interest entity’s activities, or is entitled to receive a majority of the variable-interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted by the Company in fiscal 2004. The Company does not believe the adoption of FIN 46 will have a material impact on its overall financial position or results of operations.

Note 5 – Significant Accounting Policies

Inventories

Inventory is recorded at the lower of cost (first-in, first-out) or market, and consists of the following:

	December 31, 2002	September 30, 2003
Purchased components	$961,444	$510,714
Work in process	39,685	30,276
Finished units	330,306	488,649
	$1,331,435	$1,029,639

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

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average common shares outstanding for the three and nine months ended September 30, 2002 and September 30, 2003.  Diluted net loss per common share is the same as basic net loss per common share since the inclusion of common stock equivalents (the effect of stock options) would be anti-dilutive on the net loss.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.     Comprehensive loss is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net loss	$(1,226,240)	$(1,124,253)	$(4,589,159)	$(3,608,151)
Net unrealized holding losses on investments	(979)	—	(6,206)	(2,360)
Total comprehensive loss	$(1,227,219)	$(1,124,253)	$(4,595,365)	$(3,610,511)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Physiometrix should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q.  This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involves risks and uncertainties.  Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein in the Risk Factors section of this Report on Form 10-Q and in the documents incorporated herein by reference.  These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others.  All forward-looking statements included in this Report on Form 10-Q are based on current expectations, and we assume no obligation to update any of these forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements.  In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in these forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to Food and Drug Administration (“FDA”) approvals; (ix) third-party reimbursement; (x) operating and capital requirements; (xi) clinical trials; and (xii) other factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Quarterly Report on Form 10-Q as “Risk Factors”.

Overview

Since our inception in January 1990, we have been engaged primarily in the design and development, and more recently, the manufacture and sale of noninvasive, advanced medical products.  Our products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications.  Our initial products were our e-Net headpiece and disposable HydroDot biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System.  We also have an additional neurological monitoring product, the

Patient State Analyzer (“PSA 4000”), which received FDA 510(k) approval on June 30, 2000.  We received FDA 510(k) clearance on October 7, 2002, for the PSArray2, which is a new frontal-only disposable array sensor that attaches to and is used with our PSA 4000 consciousness-monitoring system.  The introduction and successful commercialization of the PSArray2 is critical to our success and near-term liquidity.  We introduced this product at the annual American Society of Anesthesiologists meeting in October 2002.

We have a limited history of operations and have experienced significant operating losses since our inception.  As of September 30, 2003, we had an accumulated deficit of approximately $55.2 million.  The PSA 4000, PSArray2 and the HydroDot NeuroMonitoring System are currently our principal commercial products.  We anticipate that our operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, market acceptance of our products, the introduction of alternative means for neurophysiological monitoring and market competition.  The progress of clinical trials and in-house development activities, and the establishment of distribution channels for our products will also affect results of operations, domestically and internationally.  Since the third quarter of 2000, substantially all of our sales were to Baxter Healthcare Corporation (“Baxter”).  There can be no assurance we will achieve significant commercial revenues or profitability.

In May 2000, we entered into a distribution arrangement with Baxter for the exclusive distribution of our PSA 4000 in the United States.  In February 2003, we entered into an amendment to our distribution agreement with Baxter for the PSA 4000 consciousness monitoring system.  The highlights of the amended agreement include:

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

•                  Innovative marketing programs to promote our technology; and

•                  Expansion of Baxter’s distribution territory to include Canada

Under the amended agreement, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the OR market segment.  Baxter did not meet the minimum purchase requirements by September 15, 2003, including a sixty-day grace period, as required by the amended agreement.  We now have the right to revoke Baxter’s exclusive rights with respect to the OR market segment if we choose to do so.  Currently, we have no intention to make the distribution rights of Baxter non-exclusive in the OR market segment.  The term of the Baxter distribution agreement extends through September 30, 2005, but is cancelable by either party upon six months notice after December 31, 2003.

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

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market.  We review our inventories for excess and obsolete inventory on a periodic basis and provide a reserve to write down inventory to its net realizable value. We are significantly dependent on Baxter for sale of our inventories and have not provided any additional inventory valuation reserves based upon Baxter’s current intention to purchase such inventories, although Baxter is not under any obligation to do so. In the event such sales do not materialize, we will assess the need to write down our inventories to net realizable value during such periods.

Results of Operations

Three Months Ended September 30, 2003 and September 30, 2002

Revenues

Revenues increased 548% to $609,000 for the three months ended September 30, 2003 from $94,000 for the three months ended September 30, 2002.  This increase was primarily due to shipments to Baxter of 100 PSA 4000 systems along with the PSArray2 and service revenues during the quarter ended September 30, 2003, which accounted for revenues of $519,000.  The PSArray2, a new frontal-only disposable array sensor that attaches to and is used with our PSA 4000 system, received FDA 510(k) clearance in October 2002, and therefore, there were no revenues related to the PSArray2 during the quarter ended September 30, 2002.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The introduction and successful commercialization of this product is critical to our future success.  Because of our U.S. distribution agreement with Baxter for this product, we are significantly dependent upon Baxter for successful commercialization of this product.  Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

Cost of Products Sold

Cost of products sold increased 169% to $657,000 for the three months ended September 30, 2003 from $245,000 for the three months ended September 30, 2002.  This increase was primarily due to costs associated with the shipments of the PSA 4000 coupled with shipments of the PSArray2 to Baxter during the third quarter of 2003.  The PSArray2 received FDA 510(k) clearance in October 2002, and therefore, there were not any shipments of this product during the second quarter of 2002.  We have not provided any additional inventory reserve during the quarter based upon Baxter’s intention to purchase the inventory.  In the event that Baxter does not purchase the inventory, we will provide for the write-down of such inventory to its net realizable value as a consequence of not selling the inventory.

Gross Margin

The negative gross profit margin incurred during the three months ended September 30, 2003 and September 30, 2002 of $48,000 and $151,000, respectively, resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing department exceeding the reported revenues.  The negative gross margin improved by $103,000 during the three months ended September 30, 2003 from the same period in the prior year due to the shipments of PSA 4000 and PSArray2 units in 2003.  The PSA 4000 and PSArray2 units shipped during the third quarter of 2003 remained at a volume less than what was needed to cover fixed and variable costs in our manufacturing department.  We expect costs of products sold to increase consistent with increases in revenues of the PSA 4000 from sales to Baxter in the fourth quarter of 2003.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, decreased 7% to $392,000 for the three months ended September 30, 2003 from $419,000 for the three months ended September 30, 2002.  This decrease was primarily due to a decrease in outside consulting costs associated with development of the PSA 4000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1% to $686,000 for the three months ended September 30, 2003 from $682,000 for the three months ended September 30, 2002.

There were no meaningful changes in these expenses from the three months ended September 30, 2002 to the three months ended September 30, 2003.

Interest Income

Interest income decreased to $1,537 for the three months ended September 30, 2003 from $24,973 for the three months ended September 30, 2002.  This decrease was due to lower average cash balances available for investment in 2003 along with lower interest rates.

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

Nine Months Ended September 30, 2003 and September 30, 2002

Revenues

Revenues increased 278% to $1,048,000 for the nine months ended September 30, 2003 from $278,000 for the nine months ended September 30, 2002.  This increase was primarily due to shipments to Baxter of 100 PSA 4000 units along with the PSArray2 and service revenues during the nine-month period ended September 30, 2003, which accounted for revenues of $751,000.  The PSArray2, a new frontal-only disposable array sensor that attaches to and used with our PSA 4000 system, received FDA 510(k) clearance in October 2002, and therefore, there were no revenues related to the PSArray2 during the nine months ended September 30, 2002.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  The introduction and successful commercialization of this product is critical to our future success.  Because of our U.S. distribution agreement with Baxter for this product, we are significantly dependent upon Baxter for successful commercialization of this product.  Sales of our HydroDot NeuroMonitoring products were relatively unchanged for the nine months ended September 30, 2003 compared with the same period last year.

Cost of Products Sold

Cost of products sold increased 70% to $1,329,000 for the nine months ended September 30, 2003 from $782,000 for the nine months ended September 30, 2002.  This increase was primarily due to the shipments of the PSA 4000 coupled with the PSArray2 to Baxter during the nine months ended September 30, 2003.  The PSArray2 received FDA 510(k) clearance in October 2002, and therefore, there were not any shipments of this product during the first nine months of 2002.  This increase was partially offset by a reduction in direct headcount related expenses as a result of staff reductions undertaken during the period ended September 30, 2002.

We have not provided any additional inventory reserve during the quarter based upon Baxter’s intention to purchase the inventory.  In the event that Baxter does not purchase the inventory, we will provide for the write-down of such inventory to its net realizable value as a consequence of not selling the inventory.

Gross Margin

The negative gross profit margin incurred during the nine months ended September 30, 2003 and September 30, 2002 of $280,000 and $504,000, respectively, resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing department exceeding the reported revenues.  The negative gross margin improved by $224,000 during the nine months ended September 30, 2003 from the same period in the prior year due to the shipments of PSA 4000 and PSArray2 units during 2003 along with cost reductions associated with staff reductions undertaken during the second quarter of 2002.  The PSA 4000 and PSArray2 units shipped in the nine-month period ended September 30, 2003 remained at a volume less than what was needed to cover fixed and variable costs in our manufacturing department.  We expect costs of products sold to increase consistent with increases in revenues of the PSA 4000 from sales to Baxter in the fourth quarter of 2003.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, decreased 38% to $1,189,000 for the nine months ended September 30, 2003 from $1,921,000 for the nine months ended September 30, 2002.  This decrease was primarily due to a decrease in outside consulting costs associated with development of the PSA 4000, as well as staff reductions and other discretionary expense reductions undertaken in the second quarter of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 5% to $2,156,000 for the nine months ended September 30, 2003 from $2,265,000 for the nine months ended September 30, 2002.  This decrease was due to decreased headcount related expenses and outside consulting related to the commercialization of the PSA 4000.

Interest Income

Interest income decreased to $18,000 for the nine months ended September 30, 2003 from $101,000 for the nine months ended September 30, 2002.  This decrease was due to lower average cash balances available for investment in 2003 along with lower interest rates.

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

Liquidity and Capital Resources

At September 30, 2003, our cash, cash equivalents and short-term investments were $635,000 as compared to $3,934,000 at December 31, 2002.

Our operating activities used cash of $3,288,000 in the nine months ended September 30, 2003 as compared to $5,460,000 in the nine months ended September 30, 2002.  The decrease in net cash used in the nine month period ended September 30, 2003 compared to the same period in the prior year was due to the reduced net loss, a large decrease in accounts payable and accrued expenses that occurred during 2002, along with a large decrease in inventories resulting from increased sales of the PSA 4000.

Net cash provided by investing activities in the nine months ended September 30, 2003 was $1,233,000 as compared with $5,678,000 provided in the nine months ended September 30, 2002.  The decrease was due to a decrease in the net proceeds from the sale of short-term investments of $4,513,610, partially offset by a decrease in equipment purchases in the amount of $68,641.

Our financing activities did not provide or use cash in the nine months ended September 30, 2003, as compared to $651 of cash provided in the nine months ended September 30, 2002.

Our principal source of liquidity at September 30, 2003 consisted of cash, cash equivalents and short-term investments, which aggregated $635,000.  We believe that cash on hand coupled with anticipated cash flows from operations, which are dependent on sales of inventory to our distributor, Baxter, will be sufficient to conduct operations until February 2004, however, there is a risk that we may not meet our plan and may need sources of liquidity prior to February 2004. We are significantly dependent on Baxter for sale of our inventories and have not provided any additional inventory valuation reserves based upon Baxter’s current intention to purchase such inventories, although Baxter is not under any obligation to do so. In the event such sales do not materialize, we will assess the need to write down our inventories to net realizable value during such periods, and additionally, our cash flows would be negatively impacted.  As a result, there is substantial doubt about our ability to continue as a going concern.  We plan to raise capital through equity and/or debt issuance when such capital is available to us.  There is no assurance that we will be able to raise additional capital on acceptable terms.  Future equity financings may result in dilution to the holders of our common stock.  Future debt financings may require us to pledge assets and to comply with financial and operational covenants.  If additional amounts can not be raised at acceptable terms and we are unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States bankruptcy laws or cessation of operations.

We believe that the need for additional cash along with the success of the PSA 4000 are the most critical components to our ability to continue as a going concern.  We intend to sell the PSA 4000 through our existing distributor, Baxter, in North America and pursue a distributor for rest of the world rights.  Therefore, our ability to generate additional revenues and commercialize the PSA 4000 is dependent upon our relationship with Baxter.  Although management and our current investors do not have any intention of liquidating the business, we would consider a sale of our technology if our cash constraints would not allow us to execute our plan.  We are aware of one other company with products similar to the PSA 4000.  Such competitor has an FDA-cleared frontal array for its consciousness-monitoring system.  We believe that we are not at a significant disadvantage in marketing our products against this company.

We have a $1.0 million investment in inventory related to the PSA 4000 system.  The sale of this inventory will be subject to conditions that are generally outside our control.  We are highly dependent upon the ability of Baxter, our exclusive distributor of the PSA 4000 in North America, to successfully market and sell our products.  Market acceptance of the PSArray2, a new frontal-only disposable array sensor that attaches to and is used with our PSA 4000 system, is critical to the sale of the finished units that are currently in inventory.  We submitted a 510(k) application for the commercial clearance of the PSArray2 on February 28, 2002 and received FDA 510(k) clearance for the PSArray2 on October 7, 2002.  Based on our recent experience with units placements to our U.S. distributor, we believe that inventory units on hand included in our Balance Sheet at September 30, 2003 are fully realizable and are expected to be sold within the next twelve months. We have not provided any additional inventory reserve during the quarter based upon Baxter’s intention to purchase the inventory.  In the event that Baxter does not purchase the inventory, we will provide for the write-down of such inventory to its net realizable value as a consequence of not selling the inventory.

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

We anticipate that with our current cash, cash equivalents and short-term investments, if we can achieve revenues of approximately $650,000 during the remainder of 2003, we will have funds to conduct planned operations until February 2004.  There can be no assurance, however, that these revenues will be achieved.  As a result, there is substantial doubt about our ability to continue as a going concern.  We plan to continue to expend substantial funds for obtaining regulatory approvals, continuing sales and marketing activities and research and development.  We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business, which will affect our future liquidity and capital requirements.

We plan to raise capital through equity and/or debt issuance when such capital is available to us.  There is no assurance, however, that we will be able to raise additional capital on acceptable terms.  If we cannot raise additional capital at acceptable terms, we will suffer material adverse consequences to our business, financial condition and results of operations and will likely be required to seek other strategic alternatives up to and including the sale of our technology, filing for protection under the United States bankruptcy laws or ceasing operations.  Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

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

Our revenue growth and prospects will depend on customer acceptance and usage of the PSA 4000.  Customers may determine that the cost of the PSA 4000 exceeds cost savings in drugs, personnel and post-anesthesia care recovery resulting from use of the PSA 4000.  In addition, hospitals and anesthesia providers may not accept the PSA 4000 as an accurate means of assessing a patient’s level of consciousness during surgery if patients regain consciousness during surgery while being monitored with the PSA 4000, or if the PSA 4000 is determined not to be a clinically reliable measuring system for other reasons.  If hospitals and anesthesia providers do not accept the PSA 4000 as cost-effective, accurate or reliable, they will not buy and use the PSA 4000 in sufficient quantities to enable us to be profitable.  In this event, our business, operating results and long-term prospects would be seriously harmed.  Our stock price would also likely decline.

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

We have experienced significant operating losses since inception and, as of September 30, 2003 had an accumulated deficit of approximately $55.2 million.  The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, and market acceptance of the PSA 4000.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

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

Failure of users of the PSA 4000 to obtain adequate reimbursement from third party payers could limit market acceptance of the system, which could prevent us from growing our business.

Anesthesia providers are generally not reimbursed separately for patient monitoring activities, including any such activities that would involve use of the PSA 4000.  Accordingly, potential users of the PSA 4000 may have to justify its use based on the clinical and cost benefits they believe use of the system provides.  For hospitals and outpatient surgical centers, when reimbursement is based on charges or costs, patient monitoring with the PSA 4000 may reduce reimbursements for surgical procedures, because charges or costs may decline as a result of monitoring with the PSA 4000. Failure by hospitals and other users of the PSA 4000 to obtain adequate reimbursement from third-party payers, or any reduction in the reimbursement by third-party payers to hospitals and other users as a result of using the PSA 4000 could limit market acceptance of the PSA 4000, which could prevent us from growing our revenues and our business.

Our stock price may fluctuate, which may cause your investment in our stock to suffer a decline in value.

The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to factors which are beyond our control. In addition, the stock market in general has recently experienced extreme price and volume fluctuations. In particular, the market prices of securities of technology and medical device companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of your shares.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease.  To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.  As of September 30, 2003, 100% of our total portfolio will mature in one year or less.  All securities are held in U.S. currency.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1	Legal Proceedings:
Not applicable.

Item 2	Changes in Securities:
Not applicable.

Item 3	Defaults upon Senior Securities:
Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders:
None.

Item 5	Other Information:
None.

Item 6	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K.

We filed a Current Report on Form 8-K dated October 30, 2003, attaching our third quarter ended September 30, 2003 earnings release dated October 30, 2003.

September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE:November 14, 2003	BY:	/s/John A. Williams
John A. Williams
President, Chief Executive Officer

	BY:	/s/Daniel W. Muehl
Daniel W. Muehl Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)–14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)–14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated October 30, 2003 (This is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed October 30, 2003).