Form 10-K
period 2003-12-31
PHYSIOMETRIX INC
filed 2004-03-30
CIK 1010397

Use these links to rapidly review the document
INDEX
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003.

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

        The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $28,571,530 as of February 27, 2004, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the NASDAQ SmallCap Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 27, 2004, the Registrant had outstanding 13,420,578 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Physiometrix, Inc.
INDEX

PART I

Item 1. BUSINESS

Forward Looking Statements

        This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve certain risks and uncertainties. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein in the "Risk Factors" and in the documents incorporated herein by reference. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to Food and Drug Administration ("FDA") approvals; (ix) third-party reimbursement (x) operating and capital requirements: (xi) clinical trials; and (xii) other factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as "Risk Factors".

Introduction

        Physiometrix, Inc. (also referred to herein as "Physiometrix," "Company," "we," "us," and "our") designs, develops, manufactures and markets noninvasive, advanced medical products incorporating proprietary materials, electronics technology and software for use in neurological monitoring applications during surgical and diagnostic procedures. We sell our products for use in hospitals, clinics and physicians' offices domestically and internationally. Our current principal product focus is our Patient State Analyzer ("PSA 4000"), an innovative system for monitoring brain activity during anesthesia. The PSA 4000 and disposable PSArray2 are our primary products and most important to our success.

        Our initial products, which were commercially introduced in 1994, are our e-Net headpiece and disposable HydroDot biosensors, which are based upon our proprietary HydroGel technology, and its custom electronics. These products are packaged as the HydroDot NeuroMonitoring System, which was developed and is sold for brain monitoring applications, such as clinical electroencephalograph ("EEG") procedures. The system is marketed and sold as a safer, lower cost alternative to current EEG data collection technology. The system connects and interfaces to the standard input on all conventional EEG instruments currently in use worldwide, yet offers reduced patient setup time, more reliable data readings, and enhanced patient comfort and safety. The sale of these products are not a significant component of our operating plan and we do not consider the expected revenues from the HydroDot NeuroMonitoring System business to be significant to our financial success and liquidity.

        Patient State Analyzer.    The PSA 4000, which received initial 510(k) clearance from the Food and Drug Administration in June 2000, provides a simplified, user-friendly analysis of patient brain activity during surgical procedures involving general anesthesia. Currently, such monitoring conducted by EEG instruments is used only in a small percentage of all such procedures on a worldwide basis. Traditional EEG devices require a neurologist to interpret their data output. As a result, anesthesiologists are reluctant to use EEG monitoring during other surgical procedures, despite the potential benefits offered by brain monitoring, such as improved patient safety, shorter patient recovery times, and lower overall costs per procedure.

        We have shown in clinical studies that monitoring patients' brain activity during surgery with the PSA 4000 will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of post-operative recovery time required, and eliminate the requirement of a neurologist or specialized technologist to interpret EEG results during surgery. We believe that these benefits create the opportunity for the PSA 4000 to become the standard of care during surgical interventions using general anesthesia. We market the PSA 4000 in the United States and Canada through our exclusive distributor, Baxter Healthcare Corporation ("Baxter").

        In October 2002, we received 510(k) clearance from the FDA for the PSArray2, a new frontal-only disposable array sensor for use with the PSA 4000 system, and are currently shipping this new sensor to Baxter, our exclusive distributor in the United States and Canada. This new frontal array headpiece is designed to be easier to affix to the head during surgical procedures than our previous headpiece. We believe, based on our market research and feedback, that the availability of this new frontal headpiece will enhance the attractiveness of the PSA 4000.

        The table below summarizes the principal products currently offered by us, the markets served by these products and their present development and/or commercialization status:

			% of Total Revenue (greater than 15%)
Product	Description	Development/ Commercialization Status
			2001	2002	2003
Patient State Analyzer	Intraoperative EEG monitoring system	Commercial sales	81%	59%	49%
PSArray2—Frontal array for use with Patient State Analyzer	Easier to use headpiece for use with Patient State Analyzer	Commercial sales	8%	4%	21%

Industry Overview

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

        On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000. We anticipate launch of the product through our exclusive distribution partner, Baxter Healthcare ("Baxter"), in late 2004 or early 2005. We do not believe that the PSA 5000 will cause any obsolescence issue with the PSA 4000. We plan to manage the transition of the products to ensure the utilization and sale of all PSA 4000 monitors.

Current Financial Condition

        Since inception, we have incurred cumulative net losses of approximately $59.7 million, including losses of approximately $8.1 million during 2003. For the year ended December 31, 2003, we used $3.8 million in cash flows from operating activities, and raised net proceeds of $7.5 million in connection with a private placement transaction in December 2003.

        Our principal source of liquidity at December 31, 2003 consisted of cash, cash equivalents and short-term investments, which aggregated $7.6 million. We had a net working capital deficit of $3.7 million at December 31, 2003, which is due primarily to a warrant derivative issued in connection with our common stock financing in December 2003, which raised net proceeds of approximately $7.5 million. The warrants were classified as derivatives due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to register the shares underlying the warrants under the Securities Act of 1933, as amended within 90 days after the closing of the private placement transaction. A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 and declared effective on February 5, 2004. Therefore the value of the warrants has been reclassified as equity in the first quarter of 2004 and there is no future cash requirement on behalf of the Company.

        We believe that our existing cash, cash equivalents and short-term investments on hand at December 31, 2003 will be sufficient to conduct operations as planned through the third quarter of 2005.

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

  •
  Diversify Product Offerings to Increase Market Penetration.  We seek to offer a range of products, including hardware and disposable products designed to encourage broader use of EEG monitoring. Toward this end, we developed and received FDA 510(k) clearance for the PSArray2, a frontal headpiece for use with the PSA 4000 system in October 2002 and for the PSA 5000 next generation monitor in February 2004.

  •
  Broaden Marketing Channels.  We have already established a strategic relationship with Baxter for distribution of our PSA 4000 in the United States and Canada. We will seek to secure an exclusive partner for distribution in major international markets, principally Europe and Japan.

  •
  Outsource Manufacturing to Control Costs.  We outsource many manufacturing processes to qualified contract manufacturers to control costs, maintain quality and reduce capital investment, while retaining control over key proprietary processes for certain components of our products.

Products and Technology

        PSA 4000.    We developed the PSA 4000 for brain monitoring in the operating room. The PSA 4000 uses a single use disposable appliance to record EEG for continuous analysis. The PSA 4000 was designed to extract data known to be sensitive to the functional level of each region of the brain, the adequacy of blood supply and the interaction of each region with neighboring regions on the opposite side of the brain. Based on such measurements, statistical procedures will be used to deliver an analysis of the data into a measurement for monitoring the effects of anesthesia. During intraoperative procedures, the PSA 4000 will constantly monitor data and alert the anesthesiologist as to changes in the patient's state of consciousness. The PSA 4000 will provide the anesthesiologist with a readout regarding the patient's ideal anesthetized state.

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

        The PSA 4000 consists of EEG hardware with a single use disposable sensor and an 8-channel preamplifier input. The PSA 4000 functions include testing electrode impedance, amplifier calibration, EEG collection, quantitative analysis after artifact removal (brain wave abnormalities resulting from external stimulation, eye blinking or muscle movement), display and storage.

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

        PSA 5000.    On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000. We anticipate launch of the product through our exclusive distribution partner, Baxter Healthcare, in late 2004 or early 2005. We do not believe that the PSA 5000 will cause any obsolescence issue with the PSA 4000. We plan to manage the transition of the products to ensure utilization of all PSA 4000 monitors.

  Other Products:

        We have several products that we sell including the e-Net and disposable biosensors and related accessories, which provide a small revenue stream to us. We maintain our current customer base and do not actively promote these products. The following is a brief description of these products.

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

Marketing and Distribution

        We selected Baxter, a major medical products company with substantial experience and capabilities in sales of capital equipment to hospitals, anesthesiologists and other potential users of brain monitoring systems, as our exclusive distribution partner in the United States and Canada for the PSA 4000. We currently intend to maintain our clinical sales force at its current level to market the PSA 4000 in conjunction with Baxter and to secure a partner for distribution in major international markets, principally Europe and Japan.

        In May 2000, we entered into a distribution arrangement with Baxter for the exclusive distribution of our PSA 4000 in the United States and Canada. The agreement was amended on February 12, 2003. Under the terms of the amended agreement, and in order to maintain exclusivity, Baxter is required to make quarterly minimum purchases under the contract. The contract is for five years from May 2000 and is cancelable by either party after December 31, 2003, with six months notice.

Research and Development

        Research and development activities are performed by our internal research and development staff, whose activities are augmented by the use of outside consultants for particular projects and areas of specialization. We have retained consultants for hardware and software design and clinical evaluation and development of the PSA 4000 and PSA 5000. Our future research and development efforts are expected to be focused on continued development of the PSA 4000 and PSA 5000 technology and related product enhancements and extensions. We expect research and development efforts associated with the PSA 5000 to amount to less than $500,000 in 2004.

        Research and development expenses for the years ended December 31, 2001, 2002 and 2003 were $3,850,155, $2,229,736 and $1,567,155 respectively, none of which was customer funded.

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

        We purchase components from various suppliers and rely on single source suppliers for several parts. To date, we have not experienced any significant adverse effects resulting from shortages of components. Delays associated with any future component shortages, particularly as we scale up our manufacturing activities, would have a material adverse effect on our business, financial condition and results of operations. We actively monitor inventory positions of all critical parts and purchase required materials in order to prevent productions delays. This, however, is not a guarantee that shortages will not occur.

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

Competition

        We believe that the primary competitive factors in the market for neurological monitoring devices are the ability to provide products that can improve clinical efficacy, reduce patient setup time, and contribute to improvement of laboratory operating efficiencies. We believe that the innovations we have developed in the field of neurology monitoring can potentially afford us a competitive advantage. There is currently one other company, Aspect Medical, that has a commercial product for brain monitoring during anesthesia similar to the PSA 4000. The PSA 5000, which received FDA 510(k) clearance in February 2004, was developed to be more powerful, cost effective and ergonomic than the PSA 4000.

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

        We received clearance of 510(k) premarket notification from the FDA to market the PSA 4000, PSA 5000, PSArray2, HydroDot NeuroMonitoring System, HydroSpot and Equinox EEG System for EEG monitoring and the EP System for certain external defibrillation applications and Radio

Frequency ("RF") return during electrosurgical procedures where a combination of defibrillation and RF return indications is required.

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

Employees

        As of December 31, 2003, we had 38 full time employees. Of these employees, 10 were engaged in research and development activities, 9 in manufacturing and manufacturing engineering, 6 in quality assurance and regulatory affairs, 7 in sales and marketing, and 6 in general and administrative functions. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

General Information

        Physiometrix was incorporated in Delaware in 1996. Our headquarters location and mailing address is Five Billerica Park, 101, Billerica Ave., N. Billerica, Massachusetts 01862, and the telephone number at that location is (978) 670-2422. Our Common Stock trades on the Nasdaq SmallCap Market under the symbol "PHYX." Our website is located at http://www.physiometrix.com. We make our periodic and current reports that are filed with the Securities and Exchange Commission ("SEC"), including reports on Form 10-K, Form 10-Q and Form 8-K, available, free of charge, on our website as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the

SEC. In addition, the public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. Information about the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. All reports and information electronically filed by us with the SEC may also be obtained on the SEC's website located at http://www.sec.gov.

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

        We plan to continue to expend substantial funds for obtaining regulatory approvals, continuing sales and marketing activities and research and development. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business, which would affect our future liquidity and capital requirements. There can be no assurance, however, that sufficient revenues to meet these expenses will be achieved.

        We completed a private placement in December 2003, through which we raised net proceeds of approximately $7.5 million. We expect that the proceeds from this private placement will allow us to have funds to conduct planned operations through at least the third quarter of 2005. We may seek to raise capital through equity and/or debt issuance when such capital is available to us. There is no assurance, however, that we will be able to raise additional capital on acceptable terms. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

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

        We will not be able to achieve revenue growth or profitability if hospitals and anesthesia service providers do not buy and use the PSA 4000, our current principal product, in sufficient quantities.

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

        Since the second quarter of 2001, we experienced a sharp downturn in orders and in end-user demand for the PSA 4000. We believe that this downturn is due in part to economic conditions generally and in the healthcare sector in particular. In addition, marketing programs instituted by one of our competitors have adversely affected our ability to sell PSA 4000 products. More specifically, however, as a result of market feedback, we concluded that we needed to introduce a simpler headpiece for use with the PSA 4000. Therefore, the PSArray2 was developed, and we received FDA 510(k) clearance for the PSArray2 on October 7, 2002. Even with FDA clearance for this headpiece, we cannot assure that introduction of the PSArray2 will improve market acceptance of the PSA 4000 or our results of operations. At this point, we are currently unable to accurately predict future demand for the PSA 4000, and we cannot assure you that the current economic environment and current product market environment will not continue. In February 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000. We anticipate launch of the product through our exclusive distribution partner, Baxter Healthcare, late in 2004 or early in 2005. Even with FDA clearance for the PSA 5000, we cannot assure that the introduction of the PSA 5000 will be accepted by customers, perform as anticipated or improve our results of operations or competitive position. As the PSA 5000 has not been released for commercial sale, there is no way to predict commercial viability or future demand of this product.

        We are significantly dependent on Baxter for our future sales, including sale of our inventories. We have not provided any additional inventory valuation reserves based upon Baxter's current intention to purchase such inventories, although Baxter is not under any obligation to do so. If Baxter does not purchase our inventory, we will need to record inventory reserves which would result in charges to operating results which could be material.

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

        We have a limited history of operations. Since our inception in January 1990, we have been primarily engaged in research and development of neurophysiological monitoring products. To date, we have sold only a relatively small number of units of our HydroDot NeuroMonitoring System and these sales have generated only limited revenues. Furthermore, these products are not central to our core business, which relates to the development and commercialization of the PSA 4000, and in the future, the PSA 5000. We have had limited revenues from commercial sales of the PSA 4000 and have not yet released the PSA 5000 for commercial sale. Accordingly, our historical results of operations may be of limited utility in evaluating our future prospects. In addition, we do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability. Whether we can successfully manage the transition to a larger scale commercial enterprise will depend upon the successful development of our manufacturing capability, the development of our marketing and distribution network, obtaining U.S. FDA and foreign regulatory approvals for future products and other potential products and strengthening our financial and management systems, procedures and controls. With respect to our PSA 4000, and in the future with respect to the PSA 5000, we will need to develop in collaboration with third parties, a sales and marketing effort targeted towards anesthesiologists, rather than neurologists to whom we have previously marketed our products. Accordingly, due to the significant change in our business associated with the PSA 4000, our historical financial information is of limited utility in evaluating our future prospects, and we cannot assure that we will be able to achieve or sustain revenue growth or profitability.

        We face intense competition and may not be able to compete effectively, which could harm the market for our products and our operating results.

        We expect to face substantial competition from larger medical device companies that have greater financial, technical, marketing and other resources than we do. As our resources in these areas are extremely limited, any current or potential competitor of ours is likely to have greater resources in these areas. In particular, Aspect Medical markets an anesthesia monitoring system that competes with the PSA 4000. Aspect has received FDA clearance for this system and is marketing it in the U.S and internationally. We may not be able to compete effectively with Aspect or other potential competitors. Other companies may develop anesthesia-monitoring systems that perform better than the PSA 4000 and/or sell for less. Competition in the sale of anesthesia-monitoring systems could result in the inability of the PSA 4000 to achieve market acceptance, price reductions, fewer orders, reduced gross margins and inability to establish or erosion of market share. In addition, the PSA 5000 has not been released for commercial sale and by the time it is released, competition and new or enhanced technologies could result in the inability of the PSA 5000 to achieve market acceptance. Any of these events would harm our business and operating results and cause our stock price to decline.

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

        In addition, we recently received FDA clearance for our new product, the PSA 5000. The PSA 5000 has not yet been released for commercial sale. Prior to its release new or enhanced technologies could emerge, resulting in the inability of the PSA 5000 to achieve market acceptance. In addition, there is no assurance the PSA 5000 will perform as anticipated or that customers will accept or demand this technology. Further, we may not be able to successfully adapt the PSA 5000 to other applications.

        If we do not successfully adapt the PSA 4000 and PSA 5000 for new products and applications both within and outside the field of anesthesia monitoring, then we could lose revenue opportunities and customers. In this event, our business and results of operations would be harmed.

        We have experienced significant operating losses to date, and our future operating results could fluctuate significantly.

        We have experienced significant operating losses since inception and, as of December 31, 2003 had an accumulated deficit of approximately $59.7 million. The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures. We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, and market acceptance of the PSA 4000, and the future market acceptance of the PSA 5000. In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

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

        Our stock price may fluctuate for many reasons, including timing of regulatory actions relating to the PSA 4000 and PSA 5000, variations in our quarterly operating results and changes in market valuations of medical device companies. Recently, when the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

Item 2. PROPERTIES

        We lease an approximately 16,810 square foot facility in North Billerica, Massachusetts. This facility includes manufacturing, laboratory and office space. The facility is leased through November 14, 2005, at which time we intend to renew our lease, if funds are available to us. We believe these facilities will be adequate to meet our current and reasonably anticipated future requirements.

Item 3. LEGAL PROCEEDINGS

        We are not party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock has been traded on the Nasdaq SmallCap Market under the symbol PHYX. During 2001 and through October 29, 2002, our Common Stock was traded on the Nasdaq National Market under the same symbol. The number of record holders of our Common Stock at February 27, 2004 was 84. The number of record owners was determined from our stockholder records maintained by our transfer agent and does not include beneficial owners or our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 2,100 in number. We have not paid any dividends since our inception and do not intend to pay any dividends in the foreseeable future.

        We completed an initial public offering of 2,000,000 shares of Common Stock in April 1996. Prior to the initial public offering, our Common Stock was not publicly traded.

        On February 29, 2000, we closed a private placement of 2,080,340 shares of Common Stock.

        On December 5, 2003, we completed a private placement of 4,957,487 shares of Common Stock for gross proceeds of approximately $8.2 million, and $7.5 million net of cash offering costs. The shares were sold at a price of $1.65 per share, based on the average closing bid prices for the five days ended December 1, 2003. The shares were purchased by a select group of investors. In conjunction with the placement of the shares of Common Stock, we issued to the investors warrants to purchase up to an aggregate of 4,957,488 shares of our Common Stock, fifty percent (50%) of which have an exercise price of $1.82 per share, and fifty percent (50%) of which have an exercise price of $2.48 per share. The net proceeds of this private placement are intended for general corporate purposes, including sales and marketing activities and research and development programs in the areas of neurological monitoring.

        The sale of the shares of Common Stock and the warrants were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

        A registration statement covering the shares of Common Stock issued, and the shares of Common Stock issuable upon exercise of the warrants, as part of the private placement completed in December 2003 was filed with the Securities Exchange Commission on Form S-3 on December 11, 2003, and declared effective on February 5, 2004. Roth Capital Partners, LLC and Musket Research Associates acted as placement agents for Physiometrix for this private placement. As placement agents for the transaction, Roth Capital Partners, LLC and Musket Research Associates each received warrants to purchase 247,874 shares of our Common Stock, for an aggregate of 495,748 shares, at an exercise price of $1.98 per share.

        Quarterly high and low stock prices are as follows:

Quarter Ended	High	Low
March 31, 2003	$0.900	$0.400
June 30, 2003	$1.750	$0.680
September 30, 2003	$2.780	$1.020
December 31, 2003	$3.500	$1.370
Quarter Ended	High	Low
March 31, 2002	$2.110	$0.930
June 30, 2002	$1.400	$0.790
September 30, 2002	$1.250	$0.630
December 31, 2002	$0.990	$0.500

EQUITY COMPENSATION PLAN INFORMATION

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003, including the 1991 Incentive Stock Plan, the 1996 Director Option Plan, the 2000 Supplemental Stock Plan, the 2001 Incentive Stock Plan and the placement agent warrants.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,815,392	$2.32	1,310,802
Equity compensation plans not approved by security holders(2)	1,500	$5.50	98,500

Total	1,816,892		1,409,302

(1)
Warrants to purchase an aggregate of 495,748 shares of Common Stock were issued to two placement agents in connection with a private placement transaction we completed in December 2003. These warrants have an exercise price of $1.98 per share and were approved by the shareholders at the February 20, 2004 special meeting of shareholders.

(2)
Options to purchase 1,500 shares of Common Stock were issued pursuant to our 2000 Supplemental Stock Plan, which does not require the approval of and has not been approved by our stockholders. See description of the 2000 Supplemental Stock Plan below.

2000 Supplemental Stock Plan

        On December 8, 2000, the Board of Directors approved the 2000 Supplemental Stock Plan (the "2000 Plan"). The 2000 Plan provides for the granting of non-qualified stock options to employees and consultants at the fair market value of our common stock as of the date of grant. Options granted under the 2000 Plan generally vest over a four year period with 1/8 vesting after six months and 1/48 vesting each month thereafter, however, the vesting schedule can change on a grant-by-grant basis. The 2000 Plan provides that vested options may be exercised for 3 months after termination of employment and for 12 months after termination of employment as a result of death or disability. We may select alternative periods of time for exercise upon termination of service. The 2000 Plan permits options to be exercised with cash, check, and certain other shares of our stock or consideration received by us under a "cashless exercise" program. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 2000 Plan provides that each outstanding option will be assumed or substituted for by the successor corporation. If such substitution or assumption does not occur, each option will fully vest and become exercisable. There are 100,000 shares of common stock reserved under the Plan, and 98,500 shares remaining for future issuance. The plan does not require the approval of and has not been approved by our stockholders.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statements of Operations Data:
Revenues	$362,848	$2,466,595	$2,718,305	$1,017,164	$1,737,804
Costs and expenses:
Cost of products sold	796,346	2,957,652	6,627,461	1,151,344	2,096,347
Research and development	2,153,956	2,775,324	3,850,155	2,229,736	1,567,155
Selling, general and administrative	985,559	2,595,554	4,987,845	3,276,932	3,218,964

	3,935,861	8,328,530	15,465,461	6,658,012	6,882,466

Operating loss	(3,573,013)	(5,861,935)	(12,747,156)	(5,640,848)	(5,144,662)
Change in fair value of warrant derivative	—	—	—	—	(2,929,131)
Interest income	135,656	1,139,802	752,106	117,225	23,540

Net loss	$(3,437,357)	$(4,722,133)	$(11,995,050)	$(5,523,623)	$(8,050,253)

Basic and diluted net loss per common share	$(0.60)	$(0.60)	$(1.42)	$(0.66)	$(0.91)

Shares used in computing basic and diluted net loss per common share	5,768,094	7,812,544	8,420,667	8,422,560	8,836,118

	December 31,
	1999	2000	2001	2002	2003
Cash, cash equivalents and short-term investments	$1,365,002	$21,850,127	$10,727,991	$3,933,917	$7,626,049
Working capital (deficit)	1,163,810	22,426,459	10,276,802	4,980,834	(3,721,478)
Total assets	1,853,759	25,096,179	12,808,656	5,808,011	8,772,201
Accumulated deficit	(29,362,258)	(34,084,391)	(46,079,441)	(51,603,064)	(59,653,317)
Total stockholders' equity (deficit)	1,463,525	22,983,557	10,897,930	5,348,285	(3,541,810)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of Physiometrix should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-K. This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein in the Risk Factors section of Item 1 of this Report on Form 10-K and in the documents incorporated herein by reference. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to Food and Drug Administration ("FDA") approvals; (ix) third-party reimbursement; (x) operating and capital requirements; (xi) clinical trials; and (xii) other factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as "Risk Factors".

Overview

        Since our inception in January 1990, we have been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. Our products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications. Our principal product is the Patient State Analyzer ("PSA 4000") with the PSArray2, which is the frontal-only disposable array sensor which attaches to and is used with our PSA 4000 consciousness-monitoring system. We received 510(k) clearance from the FDA for the PSArray2 in October 2002. The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.

        We have a limited history of operations and have experienced significant operating losses since our inception. As of December 31, 2003, we had an accumulated deficit of approximately $59.7 million. We anticipate that our operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which our products gain market acceptance, the introduction of the PSA 5000, the introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which we establish distribution channels for our products domestically and internationally.

        Since the third quarter of 2000, substantially all of our sales were to Baxter Healthcare Corporation ("Baxter") under a distribution agreement, which provides Baxter with exclusive distribution rights to our PSA 4000 in the United States. The agreement extends through September 30, 2005, but is cancelable by either party upon six months notice after December 31, 2003.

        Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the OR market segment. In 2003, Baxter failed to meet minimum purchase requirements, however, we currently do not have any intention to enforce our right to change the terms of the agreement, including Baxter's exclusivity rights.

        On February 10, 2004, we received clearance from the Food and Drug Administration ("FDA") for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000. We anticipate launch of the product through our exclusive distribution partner, Baxter Healthcare ("Baxter"), in late 2004 or early in 2005.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K. Management believes the most critical accounting policies are as follows:

  Use of Estimates

        We prepare our financial statements in accordance with generally accepted accounting principles. These principles require that we make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in connection with determining the market value of inventory, if lower than cost, and establishing allowances for bad debts. Actual results could differ from those estimates.

  Revenue Recognition

        We recognize revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

  Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market value. We review our inventories for excess and obsolete inventory on a periodic basis. On February 10, 2004, we received clearance from the Food and Drug Administration ("FDA") for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000. We anticipate launch of the product through our exclusive distribution partner, Baxter Healthcare ("Baxter"), in late 2004 or early in 2005.

        At December 31, 2003, we had 575 PSA 4000 units on hand with 450 units on hand fully reserved for. These items were reserved in prior years due to concerns as to the saleability of the units given uncertainty as to market acceptance. In the event we sell in excess of 125 units up to 575 units, we will recognize 100% gross margin on these shipments.

  Warrant Derivative

        We had a derivative liability as of December 31, 2003 which resulted from a potential cash settlement which was required in the event we could not successfully register the shares underlying the warrants. The warrants were issued in connection with our common stock financing during December 2003. We account for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The

warrants are included as a liability and valued at fair market value until we meet the criteria under EITF 00-19 for equity.

  Stock-Based Compensation

        We apply the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our Stock Plans. Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of our common stock at the date of grant. We have historically granted options to employees and directors at exercise prices equal to the fair value of our common stock. Accordingly, no compensation expense has been recognized for our employee stock-based compensation plans.

        We follow the disclosure-only provisions under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Results of Operations

  Years Ended December 31, 2003 and 2002

  Revenues

        Revenues increased 71% to $1,738,000 for the year ended December 31, 2003 from $1,017,000 for the year ended December 31, 2002. This increase is primarily due to an increase in the number of PSA4000 units shipped during 2003. We did not ship any PSA 4000 units during 2002 as compared to 225 units shipped in 2003. Revenue of $600,000 recognized in 2002 represented the removal of an acceptance contingency on units shipped to Baxter during 2001. The improved revenues in 2003 were also due to the introduction of the PSArray2, which received FDA 510(k) clearance on October 7, 2002. Shipments to Baxter of the PSArray2 during 2003 accounted for revenue of $360,000 as compared to revenue of $38,000 for 2002.

        Future PSA 4000 revenues are entirely dependent on the acceptance of the new PSArray2 by anesthesiologists. There is no assurance that this will occur. Sales of our HydroDot NeuroMonitoring products decreased 9% to $311,000 for the year ended December 31, 2003 from $343,000 for the year ended December 31, 2002.

  Cost of Products Sold

        Cost of products sold increased 82% to $2,096,000 for the year ended December 31, 2003 from $1,151,000 for the year ended December 31, 2002. This increase was primarily due to the increased volume of PSA 4000 and PSArray2 units shipped in 2003 compared to 2002.

  Gross Deficit

        The gross deficit incurred during the years ended December 31, 2003 and 2002 resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing group exceeding the reported revenues. At December 31, 2003, we had 575 PSA 4000 units on hand with 450 units on hand fully reserved for. In the event we sell in excess of 125 PSA 400 units up to 575 units, we will recognize 100% gross margin on these shipments.

  Research and Development Expenses

        Research and development expenses consisting principally of headcount related expenses, clinical study costs, and consulting fees, decreased 30% to $1,567,000 for the year ended December 31, 2003 from $2,230,000 for the year ended December 31, 2002. This decrease was primarily due to a decrease in outside consulting costs associated with development of the PSA 4000, as well as staff reductions and other discretionary expense reductions undertaken in the second quarter of 2002.

  Selling, General and Administrative Expenses

        Selling, general and administrative decreased 2% to $3,219,000 for the year ended December 31, 2003 from $3,277,000 for the year ended December 31, 2002. There were no significant changes in these expenses for the year ended December 31, 2002 compared to the year ended December 31, 2003.

  Change in Fair Value of Warrant Derivative

        During the fourth quarter of 2003, we recorded a non-cash expense of $2,929,131 related to warrants issued in connection with our common stock financing in December 2003. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for equity. The warrants were classified as a derivative and recorded as a liability due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction. We valued the warrant derivative using the Black-Scholes model. A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 and declared effective on February 5, 2004.

        Therefore, the value of the warrants will be reclassified as equity in the first quarter of 2004. We expect to incur a non-cash charge in the first quarter of 2004 for the change in the fair value of the derivative up to the date the derivative is transferred into equity.

  Interest Income

        Interest income decreased to $24,000 for the year ended December 31, 2003 from $117,000 for the year ended December 31, 2002. This decrease was due to lower average cash balances available for investment in 2003, along with lower interest rates.

  Income Taxes

        We have experienced operating losses since inception and therefore have not paid any federal income taxes since our inception. We account for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2003 and 2002, were established in each period to reflect these uncertainties.

  Years Ended December 31, 2002 and 2001

  Revenues

        Revenues decreased 63% to $1,017,000 for the year ended December 31, 2002 from $2,718,000 for the year ended December 31, 2001. This decrease is primarily due to lack of sales of the PSA 4000 monitor during 2002. We did not ship any PSA 4000 units during 2002 as compared to 490 units shipped in 2001. We recognized revenue of $600,000 during the fourth quarter of 2002 related to the removal of an acceptance contingency on units shipped to Baxter during 2001. The reduced level of revenues in 2002 was due to Baxter's decision not to purchase any additional PSA 4000 units during 2002 due to lower than expected market demand and in anticipation of the commercial release of the

PSArrray2, a new frontal-only disposable array sensor which attaches to and is used with our PSA 4000 system. The PSArray2, which received FDA 510(k) clearance on October 7, 2002, was developed in an effort to improve market acceptance of the PSA 4000. Initial shipments to Baxter of the PSArray2 during the fourth quarter of 2002 accounted for revenue of $38,000.

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

  Gross Profit Deficit

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

  Income Taxes

        We have experienced operating losses since inception and therefore have not paid any federal income taxes since our inception. We account for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2002 and 2001, have been established in each period to reflect these uncertainties.

Selected Quarterly Financial Data:

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003(1)
Revenues	$92,307	$91,293	$94,023	$739,541	$238,744	$200,524	$609,095	$689,441
Cost of products sold.	227,160	310,320	244,530	369,334	340,116	331,130	657,332	767,769
Gross margin (deficit)	(134,853)	(219,027)	(150,507)	370,207	(101,372)	(130,606)	(48,237)	(78,328)
Operating loss	(1,745,774)	(1,693,203)	(1,251,213)	(950,658)	(1,199,712)	(1,300,263)	(1,125,790)	(1,518,897)
Net loss	(1,700,788)	(1,662,131)	(1,226,240)	(934,464)	(1,189,469)	(1,294,429)	(1,124,253)	(4,442,102)
Basic and diluted net loss per share	$(0.20)	$(0.20)	$(0.15)	$(0.11)	$(0.14)	$(0.15)	$(0.13)	$(0.49)

(1)
During the fourth quarter of 2003, we recorded a non-cash expense of $2,929,131 related to a warrant derivative issued in connection with our common stock financing in December 2003, which raised net proceeds of approximately $7.5 million.

Liquidity And Capital Resources

        At December 31, 2003, our cash, cash equivalents and short-term investments were $7,626,000 as compared to $3,934,000 at December 31, 2002.

        Our operating activities used cash of $3,798,000 in the year ended December 31, 2003 as compared to $6,701,000 in the year ended December 31, 2002. The operating activities for 2003 included a non-cash expense of $2,929,131 related to the derivative accounting treatment of warrants issued in connection with our private placement completed in December 2003. The $2,903,000 decrease in net cash used in 2003 compared to 2002 was a result of a large decrease in inventory due to the sale of 225 PSA 4000 units in 2003 coupled with a large increase in accounts payable and accrued expenses due to the timing of payments for certain items, partially offset by a decrease in accounts receivable.

        Net cash used in investing activities in the year ended December 31, 2003 was $2,319,000, as compared with $6,660,000 provided in the year ended December 31, 2002. The use of cash in 2003 was due primarily to the net purchase of short-term investments of $2.3 million in 2003.

        Our financing activities provided cash of $7,527,000 in the year ended December 31, 2003 as compared to $651 of cash provided in the year ended December 31, 2002. During the fourth quarter of 2003, we completed a private placement of common stock that raised $7.5 million in net proceeds. As part of the private placement, we issued warrants to purchase an aggregate of 5,453,236 shares of common stock. Of the 5,453,236 shares of common stock, 2,478,744 shares have a purchase price of $1.82 per share, 2,478,744 shares have a purchase price of $2.48 per share, and 495,748 shares, issued to the placement agents for the transaction, have a purchase price of $1.98 per share. The warrants expire on December 5, 2008 and are exercisable immediately.

        Our principal source of liquidity at December 31, 2003 consisted of cash, cash equivalents and short-term investments, which aggregated $7.6 million. We had a net working capital deficit of $3.7 million at December 31, 2003, which is due primarily to warrant derivatives issued in connection with our common stock financing during December 2003, which raised net proceeds of approximately

$75 million. The warrants were classified as derivatives due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction. A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 and declared effective on February 5, 2004. Therefore, the value of the warrants has been reclassified as equity in the first quarter of 2004 and there is no future cash requirement with respect to this liability on behalf of the Company. We believe that our existing cash, cash equivalents and short-term investments on hand at December 31, 2003 will be sufficient to conduct operations as planned through the third quarter of 2005.

        We are significantly dependent on our distributor, Baxter, for sale of our inventories and have not provided any additional inventory valuation reserves based upon Baxter's current intention to purchase such inventories, although Baxter is not under any obligation to do so. In the event such sales do not materialize, we will assess the need to write down our inventories to net realizable value during such periods, and additionally, our cash flows would be negatively impacted.

        We may need to raise capital through equity and/or debt issuance when, and if, such capital is available to us. There is no assurance that we will be able to raise additional capital on acceptable terms, or at all. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants. If additional amounts can not be raised at acceptable terms and we were unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States bankruptcy laws or cessation of operations.

        We believe that the success of the PSA 4000 is the most critical component to our ability to continue as a going concern. We intend to sell the PSA 4000 through our existing distributor, Baxter, in North America and pursue a distributor for rest of the world rights. Therefore our ability to generate additional revenues and commercialize the PSA4000 significantly depends upon our relationship with Baxter. Although management and our current investors do not have any intention of liquidating the business, we would consider a sale of its technology if our cash constraints would not allow us to execute our plan. We are aware of one other company with products similar to the PSA 4000. Such competitor has an FDA-cleared frontal array for its consciousness-monitoring system. We believe that we are not at a significant disadvantage in marketing our products against this company.

        We have a $508,000 net investment in inventory, after reserves, related to the PSA 4000 system. The sale of this inventory may be subject to conditions that are generally outside our control. More specifically, market acceptance of the PSArray2, a new frontal-only disposable array sensor that attaches to and is used with our PSA 4000 system, is critical to the sale of the finished units that are currently in inventory. We believe that inventory units on hand included in our balance sheet at December 31, 2003 are fully realizable and are expected to be sold within the next twelve months.

        On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000. We anticipate launch of the product through our exclusive distribution partner, Baxter Healthcare, in late 2004 or early 2005. We intend to manage the transition of the products to facilitate utilization and sale of all PSA 4000 monitors.

        At December 31, 2003, we had tax net operating loss carryforwards of approximately $46.2 million available to offset federal taxable income, which expire in varying amounts through 2023, and $29.0 million to offset state taxable income, which expire in varying amounts through 2008. We also have research and development tax credit carryforwards of approximately $1.5 million available to offset income taxes, which expire in varying amounts through 2023. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards may be subject to annual limitations based upon ownership changes of our stock which have occurred. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, in December 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004. The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations. The Company does not believe that the adoption of the remaining provisions of FIN 46 in 2004 will have a material impact on its financial position or results of operations.

Off Balance Sheet Financing

        We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities.

Overview of Contractual Obligations

		Payments Due by Period (in thousands)
Contractual Obligations
		Less than 1 year		3 - 5 years	More than 5 years
	Total		1 - 3 years
Operating Leases	$382,931	$199,664	$183,267	—	—

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of December 31, 2003, 100% of our total portfolio will mature in one year or less.

        In connection with our private placement transaction completed in 2003, we issued warrants to purchase an aggregate of 4,957,488 shares of common stock. The terms of the private placement required the Company to register with the Securities and Exchange Commission the shares sold in the private placement, including the shares underlying the warrants, and provided for the possibility of the Company having to pay out certain cash penalties in the event we failed to register such shares underlying the warrants within 90 days after the closing of the private placement transaction. Accordingly, this resulted in a derivative contract in accordance with EITF 00-19 Accounting for

Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants are included as a liability and valued at fair market value until we meet the criteria under EITF 00-19 for permanent equity. We value the derivative warrant using the Black-Scholes model. The derivative was valued at the date of the transaction in the amount of $8.4 million and then revalued at $11.3 million on December 31, 2003. The relevant assumptions included in the calculation were a term of 5 years, an interest rate of 3.27% and a volatility of 1.6708.

        The value of this derivative will fluctuate with the value of our stock and as assumptions under the Black-Scholes model changes at the end of each reporting period or at the date the derivative is reclassified into equity. A registration statement covering the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003, and declared effective on February 5, 2004 and the value of the warrants will be included in equity in the first quarter of 2004. We expect to incur a non-cash charge in the first quarter of 2004 for the change in the fair value of the derivative up to the date the derivative is transferred into equity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Changes in internal controls over financial reporting.    There was no significant change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

        Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2003 Annual Meeting of Stockholders (the "Proxy Statement") to be held May 27, 2004 and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 Election of Directors" in the Proxy Statement.

        The executive officers of the Registrant, who are elected by the board of directors, are as follows:

Name	Age	Position
John A. Williams	56	President, Chief Executive Officer and Director
Daniel W. Muehl	41	Vice President of Finance & Administration and Chief Financial Officer

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

        The information required by this item relating to our code of ethics is incorporated in by reference to the information under the heading "Code of Ethics" in the Proxy Statement.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by Item 14 is incorporated herein by reference to the Section entitled "Independent Public Accountants" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

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

    3.  Exhibits

    Refer to (c) below.

  (b)  Reports on Form 8-K

    We furnished a Current Report on Form 8-K dated February 12, 2004, attaching our fourth quarter ended December 31, 2003 earnings release dated February 12, 2004.

    We furnished a Current Report on Form 8-K dated December 3, 2003, reporting the Company's private placement of 4,957,487 shares of Common Stock on December 2, 2003.

    We furnished a Current Report on Form 8-K dated October 30, 2003, attaching our third quarter ended September 30, 2003 earnings release dated October 30, 2003.

  (c)  Exhibits

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company, as amended.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Form of Warrant Agreement between the Company and Cruttenden Roth Incorporated, with form of Warrant attached
10.1(1)	Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2(1)	1991 Incentive Stock Plan and Form of Stock Option Agreement thereunder.
10.3(2)	1996 Director Option Plan.
10.4(2)	1996 Employee Stock Purchase Plan and forms of agreements thereunder.

10.5(1)	Lease dated October 11, 1994 between the Company and Yvon Cormier, Trustee of YCEE Investment Trust, for a facility located at Five Billerica Park, 101 Billerica Avenue, North Billerica, Massachusetts 01862.
10.6(1)	Restated Shareholder Rights Agreement dated June 24, 1994 between the Company and certain holders of the Company's securities.
10.7(3)	Stock Purchase Agreement dated February 29, 2000 between the Registrant and the purchasers of common stock of the Registrant named therein, including form of Stock Purchase Warrant and other exhibits thereto.
10.8(4)	Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000 by and between the Company and Baxter Healthcare Corporation.
10.9(6)	Amendment A to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.10(6)	Amendment B to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.11(5)	2000 Supplemental Stock Plan.
10.12(5)	2001 Stock Option Plan.
10.13(7)	Amendment C to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.14(8)	Stock Purchase Agreement dated December 02, 2003 between the Registrant and the purchasers of common stock of the Registrant named therein, including form of Stock Purchase Warrant and other exhibits thereto.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 37.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Filed as an Exhibit to the Company's Form 10-K, 2002 and incorporated herein by reference.

(8)
Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 333-111102) and incorporated herein by reference.

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

Signature	Title	Date
/s/ JOHN A. WILLIAMS John A. Williams	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
/s/ DANIEL W. MUEHL Daniel W. Muehl	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ THOMAS BARUCH Thomas Baruch	Director	March 30, 2004
/s/ JAMES SAALFIELD James Saalfield	Director	March 30, 2004
/s/ CHRISTOPHER MITCHELL Christopher Mitchell	Director	March 30, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Physiometrix, Inc.

        We have audited the accompanying balance sheets of Physiometrix, Inc. as of December 31, 2002 and 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physiometrix, Inc. at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 5, 2004

PHYSIOMETRIX, INC.
BALANCE SHEETS

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,690,042	$4,099,155
Short-term investments	1,243,875	3,526,894
Accounts receivable, net of allowance for doubtful accounts of $4,794 in 2002 and $4,341 in 2003	61,206	304,392
Inventories	1,331,435	560,294
Prepaid expenses	114,002	101,798

Total current assets	5,440,560	8,592,533
Equipment, net	367,451	179,668

Total assets	$5,808,011	$8,772,201

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$58,332	$147,762
Accrued expenses	401,394	823,519
Warrant derivative contract	—	11,342,730

Total current liabilities	459,726	12,314,011
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized: none issued or outstanding	—	—
Common stock: $.001 par value, 50,000,000 shares authorized; 8,422,994 shares in 2002 and 13,380,481 shares in 2003 issued and outstanding	8,423	13,380
Additional paid-in capital	56,945,035	56,098,127
Deferred compensation	(4,469)	—
Unrealized gain on available-for-sale securities	2,360	—
Accumulated deficit	(51,603,064)	(59,653,317)

Total stockholders' equity (deficit)	5,348,285	(3,541,810)

Total liabilities and stockholders' equity (deficit)	$5,808,011	$8,772,201

See accompanying notes.

PHYSIOMETRIX, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2001	2002	2003
Revenues	$2,718,305	$1,017,164	$1,737,804
Costs and expenses:
Cost of products sold	6,627,461	1,151,344	2,096,347
Research and development	3,850,155	2,229,736	1,567,155
Selling, general and administrative	4,987,845	3,276,932	3,218,964

	15,465,461	6,658,012	6,882,466

Operating loss	(12,747,156)	(5,640,848)	(5,144,662)
Other income (expense):
Change in fair value of warrant derivative	—	—	(2,929,131)
Interest income	752,106	117,225	23,540

	752,106	117,225	(2,905,591)

Net loss	$(11,995,050)	$(5,523,623)	$(8,050,253)

Basic and diluted net loss per common share	$(1.42)	$(0.66)	$(0.91)

Shares used in computing basic and diluted net loss per common share	8,420,667	8,422,560	8,836,118

See accompanying notes.

PHYSIOMETRIX, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2001	2002	2003
Operating activities:
Net loss	$(11,995,050)	$(5,523,623)	$(8,050,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,178	244,457	221,764
Change in fair value of warrant derivative	—	—	2,929,131
Stock-based compensation in connection with issuance of stock options to consultants	(123,434)	(21,978)	49,320
Changes in operating assets and liabilities:
Accounts receivable	1,310,296	(29,426)	(243,186)
Inventories	(328,208)	7,239	771,141
Prepaid expenses	245,829	73,403	12,204
Accounts payable and accrued expenses	(201,896)	(1,451,000)	511,555

Net cash used in operating activities	(10,864,285)	(6,700,928)	(3,798,324)
Investing activities:
Purchase of equipment	(290,708)	(89,102)	(33,981)
Purchase of short-term investments	(20,107,714)	(3,270,823)	(3,526,909)
Proceeds from maturity of short-term investments	30,568,055	10,019,784	1,241,530

Net cash provided by (used in) investing activities	10,169,633	6,659,859	(2,319,360)
Financing activities:
Proceeds from issuance of common stock and warrants	25,802	651	7,526,797

Net cash provided by financing activities	25,802	651	7,526,797

Net increase (decrease) in cash and cash equivalents	(668,850)	(40,418)	1,409,113
Cash and cash equivalents at beginning of year	3,399,310	2,730,460	2,690,042

Cash and cash equivalents at end of year	$2,730,460	$2,690,042	$4,099,155

Non-cash financing activities:
Issuance of warrant derivative contract in connection with private placement of Common Stock	—	—	$8,413,599

See accompanying notes.

PHYSIOMETRIX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
			Additional Paid-in Capital	Deferred Compensation	Unrealized Gain on Available for Sale Securities	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2000	8,416,182	$8,416	$57,448,021	$(388,489)	$—	$(34,084,391)	$22,983,557
Issuance of common stock upon exercise of options	5,770	6	25,796				25,802
Adjustment of value to options issued to consultants			(476,498)	476,498			—
Stock compensation				(123,434)			(123,434)
Components of comprehensive net loss:
Net loss						(11,995,050)	(11,995,050)
Change in unrealized gain on available-for-sale securities					7,055		7,055

Comprehensive net loss							(11,987,995)

Balance at December 31, 2001	8,421,952	8,422	56,997,319	(35,425)	7,055	(46,079,441)	10,897,930
Issuance of common stock upon exercise of options	1,042	1	650				651
Adjustment of value to options issued to consultants			(52,934)	52,934			—
Stock compensation				(21,978)			(21,978)
Components of comprehensive net loss:
Net loss						(5,523,623)	(5,523,623)
Change in unrealized gain on available-for-sale securities					(4,695)		(4,695)

Comprehensive net loss							(5,528,318)

Balance at December 31, 2002	8,422,994	8,423	56,945,035	(4,469)	2,360	(51,603,064)	5,348,285
Issuance of common stock pursuant to private placement offering, net of cash offering costs	4,957,487	4,957	7,521,840				7,526,797
Issuance of warrant derivative contract, including placement agent warrants			(8,413,599)				(8,413,599)
Adjustment of value to options issued to consultants			44,851	(44,851)			—
Stock compensation				49,320			49,320
Components of comprehensive net loss:
Net loss						(8,050,253)	(8,050,253)
Change in unrealized gain on available-for-sale securities					(2,360)		(2,360)

Comprehensive net loss							(8,052,613)

Balance at December 31, 2003	13,380,481	$13,380	$56,098,127	$—	$—	$(59,653,317)	$(3,541,810)

See accompanying notes.

PHYSIOMETRIX, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.    The Company and Going Concern

The Company

        Physiometrix, Inc. (the "Company") is engaged in the development, manufacturing and marketing of medical devices for use in neurodiagnostic monitoring in health care. The Company's principal product is the Patient State Analyzer ("PSA 4000") with the PSArray2, which is the frontal-only disposable array sensor which attaches to and is used with the Company's PSA 4000 consciousness-monitoring system. The Company's initial products were its e-Net headpiece and disposable HydroDot Biosensors and custom electronics, which are packaged as the HydroDot NeuroMonitoring System.

Going Concern

        The Company is subject to numerous risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialize its products. Since its inception, the Company has incurred cumulative losses of approximately $59.7 million including losses of approximately $8.1 million during 2003, $5.5 million during 2002 and $12.0 million during 2001.

        The Company's principal source of liquidity at December 31, 2003 consisted of cash, cash equivalents and short-term investments, which aggregated $7.6 million. The Company had a net working capital deficit of $3.7 million at December 31, 2003, which is due primarily to a warrant derivative issued in connection with its common stock financing during December 2003, which raised net proceeds of approximately $7.5 million. The warrants were classified as derivatives due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction. A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 and declared effective on February 5, 2004. Therefore, the value of the warrants has been reclassified as equity in the first quarter of 2004 and there is no future cash requirement on behalf of the Company.

        The Company believes it has the necessary cash, cash equivalents and short-term investments on hand at December 31, 2003, to fund its operations and execute its operating plan through the third quarter of 2005.

        The Company believes that the success of the PSA 4000 is the most critical component to the Company's ability to continue as a going concern. The Company's plan for 2004 is to support the activities of its partner, Baxter, in the commercialization of the PSA 4000 with the PSArray2. The Company will make every attempt to conserve its cash resources and continue as a business. Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology if its cash constraints will not allow it to execute its plan. The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

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

Concentration of Credit Risk

        One customer accounted for 87% and 59% of accounts receivable at December 31, 2003 and 2002, respectively, and 78% of 2003 revenues and 63% of 2002 revenues. The Company has specifically evaluated the creditworthiness of its major customer as well as other customers prior to shipment and establishes its allowance for doubtful accounts. The Company does not require collateral for its accounts receivable.

        The Company purchases components from various suppliers and relies on single source suppliers for several parts. To date, the Company has not experienced any significant adverse effects resulting from shortages of components. The Company actively monitors inventory positions of all critical parts and purchases required materials in order to prevent productions delays.

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

        SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based approach for valuing stock options. The Company follows the disclosure-only alternative afforded by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's reported net loss and basic and diluted net loss per common share for the years ended December 31, 2003, 2002 and 2001 would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2001	2002	2003
Net Loss
As reported	$(11,995,050)	$(5,523,623)	$(8,050,253)
Pro forma compensation expense	(1,370,145)	(656,863)	(624,921)

Pro forma net loss	$(13,365,195)	$(6,180,486)	$(8,675,174)
Basic and diluted loss per share
As reported	$(1.42)	$(0.66)	$(0.91)
Pro forma	$(1.59)	$(0.73)	$(0.98)

        The average estimated fair value of options granted during fiscal years 2001, 2002 and 2003, was $2.17, $1.22, and $0.48, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2001	2002	2003
Dividend yield	None	None	None
Volatility	156%	122%	127%
Risk-free interest rate	4.44%	4.10%	3.21%
Expected life (years)	5.5	5.5	5.5

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

Net Loss Per Share

        Basic net loss per share represents net loss divided by weighted average shares outstanding. Diluted net loss per share and basic net loss per share are the same since the Company has generated a net loss in 2001, 2002 and 2003. Therefore, the Company has excluded all common stock equivalents from the calculation of diluted weighted average shares outstanding. As of December 31, 2003, 1,321,144 potential additional common shares were outstanding upon the exercise of stock options with a weighted average exercise price of $2.44 per share, but not included in the above calculation as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, in December 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004. The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations. The Company does not believe that the adoption of the remaining provisions of FIN 46 in 2004 will have a material impact on its financial position or results of operations.

Financial Instruments

        Financial instruments principally consist of cash equivalents, short-term investments, accounts receivable, accounts payable and warrant derivatives. The estimated fair values of these financial instruments approximate their carrying values.

Warrant Derivative

        This Company has a derivative liability associated with warrants issued in connection with its private placement transaction completed in December 2003 due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction. The Company accounts for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants are included as a liability and valued at fair market value until the company meets the criteria under EITF 00-19 for permanent equity. The Company values the derivative warrant using the Black-Scholes model.

Impairment of Long-lived Assets

        The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) in 2002, which requires that long-lived assets be measured at the lower of carrying amount of fair value less cost to sell. The adoption of SFAS No. 144 did not have any impact on our consolidated results of operations in 2002.

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

Reclassification

        Certain amounts in the accompanying 2002 financial statements have been reclassified to permit comparison with the current year.

3.    Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market, and consist of the following at December 31:

	2002	2003
Purchased components	$961,444	$512,179
Work in process	39,685	19,752
Finished units	330,306	28,363

	$1,331,435	$560,294

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

4.    Equipment

        Equipment consists of the following at December 31:

	2002	2003
Computer equipment	$701,029	$708,106
Machinery and equipment	625,950	652,854

	1,326,979	1,360,960
Accumulated depreciation	(959,528)	(1,181,292)

	$367,451	$179,668

5.    Accrued Expenses

        Accrued expenses consist of the following at December 31:

	2002	2003
Payroll	$230,004	$288,149
Professional fees	43,955	411,778
Other	127,435	123,592

	$401,394	$823,519

6.    Leases

        The Company leases its administrative and manufacturing facility under a non-cancelable operating lease which expires in November 2005. Total rent expense was approximately $204,000 in 2001, $218,000 in 2002 and $218,000 in 2003. Future minimum operating lease payments as of December 31, 2003 are $199,664 in 2004, $174,764 in 2005, and $8,503 in 2006.

7.    Warrant Derivative Liability

        The Company has a warrant derivative that was issued in connection with its common stock financing during December 2003 as discussed in Note 8. The derivative resulted from registration rights held by the warrant holders and a potential cash settlement by the Company for failure to register the shares underlying the warrants. Accordingly, this resulted in a derivative contract in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The Company values the derivative warrant using the Black-Scholes model and the relevant assumptions included in the calculation were a term of 5 years, an interest rate of 3.27% and a volatility of 1.6708. The derivative was valued at the date of the transaction in the amount of $8.4 million and then revalued at $11.3 million on December 31, 2003.

        On February 5, 2004, the Company registered the shares and is no longer subject to a potential cash settlement and the derivative accounting treatment. Accordingly, the Company has reclassified the warrant derivative liability to equity in the first quarter of 2004.

8.    Stockholders' Equity

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

  Common Stock

        On December 2, 2003, the Company entered into a definitive agreement for a private placement of public equity. The agreement was for the sale of 4,957,487 shares of Common Shares of the Company at $1.65 per share and the issuance of warrants to purchase up to 4,957,488 shares of Common Stock. Specifically, the warrants allow for the purchase of up to 2,478,744 shares of Common Stock at $1.82 per share and 2,478,744 shares of Common Stock at $2.48 per share. The Company also issued warrants to the placement agents for the purchase of up to 495,748 shares of Common Stock at $1.98 per share. All warrants expire December 5, 2008.

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

        A summary of option activity for the four plans is as follows:

	2001	Weighted Average Exercise Price	2002	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Outstanding at beginning of year	1,115,935	$6.24	1,142,936	$3.61	1,312,144	$2.46
Granted	204,500	2.17	320,000	1.22	15,000	0.55
Canceled	(171,729)	18.93	(149,750)	8.75	(6,000)	1.82
Exercised	(5,770)	4.47	(1,042)	.63	—	—

Outstanding at end of year	1,142,936	$3.61	1,312,144	$2.46	1,321,144	$2.44

Exercise price range at end of year	$.04–$24.00		$.04–$24.00		$.04–$24.00

Exercisable at end of year	733,278	$2.47	828,389	$2.23	1,003,050	$2.52

Available for grant at end of year	1,588,552		1,418,302		1,409,302

        The following table presents weighted average price information about significant option groups outstanding at December 31, 2003:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ .04–$ .69	438,999	2.32	$0.37	427,437	$0.36
$ .75–$ .82	364,062	6.90	$0.77	217,032	$0.76
$1.35–$ 3.88	370,333	6.87	$1.96	237,625	$2.26
$3.94–$24.00	147,750	6.60	$13.96	120,956	$13.78

	1,321,144	5.34	$2.44	1,003,050	$2.52

        The weighted average contractual life of options outstanding at December 31, 2003 was 5.3 years. The Company has reserved 2,730,446 shares for issuance under the Company's stock options plans and 5,453,236 shares for issuance upon exercise of warrants.

9.    401(k) Savings Plan

        The 401(k) Savings Plan ("Savings Plan") allows all employees that have attained the age of 21 to make annual, tax-deferred contributions of up to 15% of their eligible compensation. Annually, the Company may make discretionary matching contributions based upon a percentage of the employees' contributions. The Company made no such contributions to the Savings Plan in 2001, 2002 or 2003.

10.    Income Taxes

        Since the Company has incurred only losses since inception, and due to the degree of uncertainty related to the use of the loss carryforwards, the Company has fully reserved its deferred tax assets. At December 31, 2003, the Company had tax net operating loss (NOL) carryforwards of approximately $46.2 million available to offset federal taxable income, which expire in varying amounts through 2023, and $29.0 million to offset state taxable income, which expire in varying amounts through 2008. The Company also has research and development tax credit carryforwards of approximately $1.5 million available to offset income taxes, which expire in varying amounts through 2023. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards will be subject to annual limitations based upon ownership changes of the Company's stock which have occurred.

        Significant components of the Company's deferred income taxes are as follows as of December 31:

	2002	2003
Net operating loss carryforwards	$15,720,000	$18,463,000
Research and development costs	2,865,000	2,401,000
Research and development tax credits	1,645,000	1,789,000
Inventory allowances	886,000	808,000
Other	7,000	7,000

	21,123,000	23,468,000
Valuation allowance	(21,123,000)	(23,468,000)

Net deferred tax asset	$—	$—

        A reconciliation of the effective rate with the federal statutory rate is as follows:

	2001	2002	2003
Federal statutory rate	-34.00%	-34.00%	-34.00%
State income taxes, net of federal benefit	-6.00%	-6.00%	-6.00%
Permanent differences	0.00%	0.00%	14.60%
Change in valuation allowance	40.00%	40.00%	25.40%

Effective tax rate	0.00%	0.00%	0.00%

        The valuation allowance increased by $2,345,000 in 2003 and $3,066,000 in 2002 due primarily to the fact that the Company has not benefited its current year net operating losses due to uncertainty regarding future taxable income.

        During 2002 and 2003, approximately $3.8 million and $4.8 million, respectively, of the Company's state NOL carryforwards expired and will not be available to offset future state taxable income, if any. If unused, the Company's state NOL carryforwards expire within five years of the period in which they are generated. At December 31, 2003, the Company had $29.0 million of state NOL carryforwards available, which, if unused, will expire according to the following schedule:

Amount of NOL Carryforward	Year NOL Generated	Year NOL Expires
$3,508,000	1999	2004
3,935,000	2000	2005
8,401,000	2001	2006
6,757,000	2002	2007
6,360,000	2003	2008

$28,961,000

        The Company's federal NOL carryforwards expire at various dates through 2023; however, significant portions of the federal NOL carryforwards do not begin to expire until 2009. Due to the uncertainty surrounding the realizability of the NOL carryforwards, the Company has fully reserved these deferred tax assets.

11.    Distribution Agreement

        The Company has a distribution agreement with Baxter Healthcare Corporation ("Baxter"), which provides Baxter with exclusive distribution rights to The Company's PSA 4000 in the United States and Canada. The agreement extends through September 30, 2005, but is cancelable by either party upon six months notice after December 31, 2003. Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, the Company has the option to convert their distribution agreement into a non-exclusive relationship for the OR market segment. In 2003, Baxter failed to meet minimum purchase requirements, however, the Company currently does not have any intention to exercise its right to change the terms of the agreement, including Baxter's exclusivity rights.

12.    Related Party Transactions

        The Company had a loan outstanding to an officer in the amount of $84,000 at December 31, 2001. During 2002, the loan was forgiven and recorded as compensation expense.

13.    Segment Information

        The Company is focused on one business segment related to medical devices for use in neurodiagnostic monitoring in healthcare. All of the Company's revenues in 2001, 2002 and 2003 have been to customers located within the United States. All of the Company's assets and operations are located within the United States.

14.    Valuation and Qualifying Accounts

        A rollforward of the Company's allowance for doubtful accounts is as follows:

Year Ended	Balance at Beginning of year	Additions	Write-offs	Balance at End of year
December 31, 2001	$5,074	$5,000	$(4,621)	$5,453
December 31, 2002	$5,453	—	$(659)	$4,794
December 31, 2003	$4,794	—	$(453)	$4,341

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company, as amended.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Form of Warrant Agreement between the Company and Cruttenden Roth Incorporated, with form of Warrant attached
10.1(1)	Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2(1)	1991 Incentive Stock Plan and Form of Stock Option Agreement thereunder.
10.3(2)	1996 Director Option Plan.
10.4(2)	1996 Employee Stock Purchase Plan and forms of agreements thereunder.
10.5(1)	Lease dated October 11, 1994 between the Company and Yvon Cormier, Trustee of YCEE Investment Trust, for a facility located at Five Billerica Park, 101 Billerica Avenue, North Billerica, Massachusetts 01862.
10.6(1)	Restated Shareholder Rights Agreement dated June 24, 1994 between the Company and certain holders of the Company's securities.
10.7(3)	Stock Purchase Agreement dated February 29, 2000 between the Registrant and the purchasers of common stock of the Registrant named therein, including form of Stock Purchase Warrant and other exhibits thereto.
10.8(4)	Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000 by and between the Company and Baxter Healthcare Corporation.
10.9(6)	Amendment A to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.10(6)	Amendment B to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.11(5)	2000 Supplemental Stock Plan.
10.12(5)	2001 Stock Option Plan.
10.13(7)	Amendment C to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.14(8)	Stock Purchase Agreement dated December 02, 2003 between the Registrant and the purchasers of common stock of the Registrant named therein, including form of Stock Purchase Warrant and other exhibits thereto.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 37.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Filed as an Exhibit to the Company's Form 10-K, 2002 and incorporated herein by reference.

(8)
Filed as an Exhibit to the Company's Registration Statement on Form S-3 (File No. 333-111102) and incorporated herein by reference.