Form 10-Q
period 2004-03-31
PHYSIOMETRIX INC
filed 2004-05-17
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

ITEM 2 - Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $.001 par value	13,654,266

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31 2003	March 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,099,155	$1,693,332
Short-term investments	3,526,894	4,191,861
Accounts receivable, net	304,392	89,898
Inventories	560,294	576,871
Prepaid expenses	101,798	65,991
Total current assets	8,592,533	6,617,953

Property, plant and equipment	1,360,960	1,372,861
Less allowances for depreciation	(1,181,292)	(1,219,968)
	179,668	152,893

Total assets	$8,772,201	$6,770,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$147,762	$76,004
Accrued expenses	823,519	407,257
Warrant derivative contract	11,342,730	—
Total current liabilities	12,314,011	483,261

Stockholders’ equity (deficit)
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized; 13,380,481 shares in 2003 and 13,625,878 shares in 2004 issued and outstanding	13,380	13,626
Additional paid-in capital	56,098,127	68,403,226
Unrealized gain on available-for-sale securities	—	4,049
Accumulated deficit	(59,653,317)	(62,133,316)
Total stockholders’ equity (deficit)	(3,541,810)	6,287,585

Total liabilities and stockholders’ equity (deficit)	$8,772,201	$6,770,846

See accompanying notes

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2003	2004
Revenues	$238,744	$197,194

Costs and expenses:
Cost of products sold	340,116	330,126
Research and development	370,809	381,819
Selling, general and administrative	727,531	938,211
	1,438,456	1,650,156
Operating loss	(1,199,712)	(1,452,962)
Other income (expense):
Change in fair value of warrant derivative	—	(1,046,080)
Interest income	10,243	19,043

Net loss	$(1,189,469)	$(2,479,999)

Basic and diluted net loss per common share	$(0.14)	$(0.19)

Shares used in computing basic and diluted net loss per common share	8,422,994	13,400,415

See accompanying notes.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2003	2004
Operating activities:
Net loss	$(1,189,469)	$(2,479,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,504	38,676
Change in fair value of warrant derivative	—	1,046,080
Stock-based compensation in connection with issuance of stock options to consultants	4,549	—
Changes in operating assets and liabilities:
Accounts receivable	(93,037)	214,494
Inventories	(27,681)	(16,577)
Prepaid expenses	26,224	35,807
Accounts payable and accrued expenses	(65,655)	(488,020)
Net cash used in operating activities	(1,284,565)	(1,649,539)

Investing activities:
Purchase of equipment	(2,232)	(11,901)
Purchase of short-term investments	(5,125)	(669,231)
Proceeds from maturity of short-term investments	—	8,313
Net cash used in investing activities	(7,357)	(672,819)

Financing activities:
Private placement cash offering costs	—	(91,164)
Proceeds from issuance of common stock	—	7,699
Net cash used in financing activities	—	(83,465)

Net decrease in cash and cash equivalents	(1,291,922)	(2,405,823)
Cash and cash equivalents at beginning of period	2,690,042	4,099,155

Cash and cash equivalents at end of period	$1,398,120	$1,693,332

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period.  The accompanying financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2003 included in our form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2004.

Note 2 – Going Concern

Physiometrix, Inc. (the “Company,” “Physiometrix,” “we,” “us,” and “our”) is subject to numerous risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialization of its products.  Since its inception, the Company has incurred cumulative losses of approximately $62.1 million, including losses of approximately $ 2.5 million during the three months ended March 31, 2004, $8.1 million during the year ended December 31, 2003 and $5.5 million during the year ended December 31, 2002.

The Company’s principal source of liquidity at March 31, 2004 consisted of cash, cash equivalents and short-term investments, which aggregated $5.9 million.  The Company’s net working capital at March 31, 2004 was $6.1 million.  The Company had a net working capital deficit of $3.7 million at December 31, 2003, which was due primarily to a warrant derivative issued in connection with its common stock financing completed in December 2003, which raised net proceeds of approximately $7.5 million.  The warrants were classified as derivatives due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and declared effective on February 5, 2004.  Therefore, the value of the warrants has been reclassified as equity in the first quarter of 2004 and there is no future cash settlement requirement on behalf of the Company.  Consequently, the Company has equity of $6.3 million at March 31, 2004.

The Company believes it has the necessary cash, cash equivalents and short-term investments on hand at March 31, 2004, to fund its operations and execute its operating plan through the third quarter of 2005.

The Company believes that the success of the PSA 4000 is the most critical component to the Company’s ability to continue as a going concern.  The Company’s plan for 2004 is to support the activities of its partner, Baxter, in the commercialization of the PSA 4000 with the PSArray2.  The Company will make every attempt to conserve its cash resources and continue as a business.  Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology if its cash constraints will not allow it to execute its plan.  The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

Note 3 - Stock Based Compensation

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123”.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value of such stock options at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three months ended March 31, 2003, and March 31, 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2004
Net loss as reported	$(1,189,469)	$(2,479,999)
Pro forma compensation expense	(156,603)	(164,079)
Pro forma net loss	$(1,346,072)	$(2,644,078)

Basic and diluted loss per share:
As reported	$(0.14)	$(0.19)
Pro forma	$(0.16)	$(0.20)

The average estimated fair value of options granted during the three month periods ended March 31, 2003, and March 31, 2004 were $0.55 and $2.17, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2003	2004
Dividend yield	0%	0%
Volatility	127%	134%
Risk-free interest rate	3.21%	3.16%
Expected life (years)	5.5	5.5

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

Note 4 – Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  However, in December 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003.  All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004.  The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations.

Note 5 – Significant Accounting Policies

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market, and consist of the following:

	December 31, 2003	March 31, 2004

Purchased components	$512,179	$173,597
Work in process	19,752	22,917
Finished units	28,363	380,357
	$560,294	$576,871

The Company reviews its inventories for excess and obsolete inventory on a periodic basis and provides a reserve to write down inventory to its net realizable value.

Revenue Recognition

The Company recognizes revenue for product sales upon shipment, net of allowances for discounts, and estimates returns which are also provided for at the time of shipment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average common shares outstanding for the three months ended March 31, 2003 and March 31, 2004.  Diluted net loss per common share is the same as basic net loss per common share since the inclusion of common stock equivalents (the effect of stock options) would be anti-dilutive on the net loss.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.  Comprehensive loss is computed as follows:

	Three Months Ended March 31,
	2003	2004
Net loss	$(1,189,469)	$(2,479,999)
Net unrealized holding gains (losses) on investments	(1,375)	4,049
Total comprehensive loss	$(1,190,844)	$(2,475,950)

Warrant Derivative

The Company had a derivative liability associated with warrants issued in connection with its private placement transaction completed in December 2003 due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended within 90 days after the closing of the private placement transaction.  The Company accounted for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The warrants were included as a liability and valued at fair market value until the Company met the criteria under EITF 00-19 for permanent equity.  The Company valued the derivative warrant using the Black-Scholes model.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants was filed with the Securities and Exchange Commission on Form S-3 and declared effective on February 5, 2004.  Therefore, the value of the warrants has been reclassified as equity in the first quarter of 2004 and there is no future cash settlement requirement on behalf of the Company.  Consequently, the Company has equity of $6.3 million at March 31, 2004.

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

Overview

Since our inception in January 1990, we have been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products.  Our products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications.  Our principal product is the Patient State Analyzer (“PSA 4000”) consciousness monitoring system.  The PSA 4000 system is used with the PSArray2, a frontal-only disposable array sensor which attaches to the system.  We received 510(k) clearance from the FDA for the PSArray2 in October 2002.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.

We have a limited history of operations and have experienced significant operating losses since our inception.  As of March 31, 2004, we had an accumulated deficit of approximately $62.1 million.  We anticipate that our operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which our products gain market acceptance, the introduction of the PSA 5000, the introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which we establish distribution channels for our products domestically and internationally.

Since the third quarter of 2000, substantially all of our sales were to Baxter Healthcare Corporation (“Baxter”) under a distribution agreement, which provides Baxter with exclusive distribution rights to our PSA 4000 in the United States and Canada.  The agreement extends through September 30, 2005, but is cancelable by either party upon six months notice after December 31, 2003.

Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the Operating Room (“OR”) market segment.  In 2003, Baxter failed to meet minimum purchase requirements, however, we currently do not have any intention to enforce our right to change the terms of the agreement, including Baxter’s exclusivity rights.

On February 10, 2004, we received clearance from the Food and Drug Administration (“FDA”) for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than it’s predecessor the PSA 4000.  We anticipate launch of the product through our exclusive distribution partner, Baxter Healthcare, in late 2004 or early in 2005.  We do not believe that the PSA 5000 will result in the obsolescence of the PSA 4000.  We plan to manage the transition of the products to provide for the utilization and sale of all PSA 4000 monitors.

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

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market.  We review our inventories for excess and obsolete inventory on a periodic basis and provide a reserve to write down inventory to its net realizable value.  On February 10, 2004, we received clearance from the Food and Drug Administration (“FDA”) for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000.  We anticipate launch of the product through our exclusive distribution partner, Baxter Healthcare, in late 2004 or early in 2005.

At March 31, 2004, we had 575 PSA 4000 units on hand with 450 units on hand fully reserved for.  These items were reserved in prior years due to concerns as to the saleability of the units given uncertainty as to market acceptance.  In the event we sell in excess of 125 units up to 575 units, we will recognize 100% gross margin on these shipments.

Warrant Derivative

We had a derivative liability as of December 31, 2003 which resulted from a potential cash settlement which was required in the event we could not successfully register the shares underlying the warrants.  The warrants were issued in connection with our common stock financing during December 2003.  We account for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The warrants were included as a liability and valued at fair market value until we met the criteria under EITF 00-19 for equity.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003, and declared effective on February 5, 2004.  Therefore, the value of the warrants has been reclassified as equity in the first quarter of 2004 and there is no future cash requirement with respect to this liability on behalf of the Company.

Stock - Based Compensation

We apply the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our Stock Plans.  Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of our common stock at the date of grant.  We have historically granted options to employees and directors at exercise prices equal to the fair value of our common stock.  Accordingly, no compensation expense has been recognized for our employee stock-based compensation plans.

We follow the disclosure-only provisions under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Results of Operations

Three Months Ended March 31, 2004 and March 31, 2003

Revenues

Revenues decreased 17% to $197,000 for the three months ended March 31, 2004 from $239,000 for the three months ended March 31, 2003.  This decrease was due to a decrease in PSA4000 service revenues, a decrease in revenue from the sale of excess inventory, along with a decrease in PSArray2 revenues.  Future PSA 4000 revenues are entirely dependent on the acceptance of the new PSArray2 by anesthesiologists.  There is no assurance that this will occur.  Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

Cost of Products Sold

Cost of products sold decreased 3% to $330,000 for the three months ended March 31, 2004 from $340,000 for the three months ended March 31, 2003.  This decrease was primarily due to reduced costs associated with the shipments of the PSArray2 to Baxter during the quarters ended March 31, 2004 and March 31, 2003 offset by a slight increase in royalty expenses.  There were no shipments of the PSA4000 during the three months ended March 31, 2004 and March 31, 2003.  We have not provided any additional inventory reserve during the quarter based upon Baxter’s intention to purchase the inventory.  In the event that Baxter does not purchase the inventory, we will provide for the write-down of such inventory to its net realizable value as a consequence of not selling the inventory.

Gross Deficit

The gross deficit incurred during the three months ended March 31, 2004 and March 31, 2003 of $133,000 and $101,000, respectively, resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing group exceeding the reported revenues.  The gross deficit increased by $32,000 during the three months ended March 31, 2004 compared to the same period in the prior year due to a reduction in shipments of the PSArray2 in 2004 coupled with a slight increase in royalty expenses.  At March 31, 2004, we had 575 PSA 4000 units on hand with 450 units on hand fully reserved for.  In the event we sell in excess of 125 PSA 4000 units up to 575 units, we will recognize 100% gross margin on these shipments.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, increased 3% to $382,000 for the three months ended March 31, 2004 from $371,000 for the three months ended March 31, 2003.  There were no significant changes to these expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 29% to $938,000 for the three months ended March 31, 2004 from $728,000 for the three months ended March 31, 2003.  This increase was primarily due to an increase in headcount related expenses, including bonus accruals and recurring salary increases, coupled with an increase in various consulting expenses related to equity research coverage and medical advisory services.

Change in Fair Value of Warrant Derivative

During the first quarter of 2004, we recorded a non-cash expense of $1,046,080 related to warrants issued in connection with our common stock financing in December 2003.  In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, warrants are included as a liability and valued at fair market value until the criteria under EITF 00-19 for equity are met.  The warrants issued by the Company in the private placement transaction were classified as a derivative and recorded as a liability due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction.  We valued the warrant derivative using the Black-Scholes model using the following assumptions: risk-free interest rate of 3.16%, expected life of warrants of 4.83 years, expected stock volatility of 157% and no expected dividend yield.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004.

Interest Income

Interest income increased to $19,000 for the three months ended March 31, 2004 from $10,000 for the three months ended March 31, 2003.  This increase was due to higher average cash balances available for investment in 2004 due to the private financing completed in December 2003 that raised net proceeds of approximately $7.5 million.

Income Taxes

We have not provided for income taxes in any of the periods reported due to losses incurred during each of the periods presented and uncertainty regarding future taxable income.  At December 31, 2003, we had federal net operating loss carryforwards of approximately $46.2 million and research and development tax credit carryforwards of approximately $1.5 million that will expire in varying amounts through 2023, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Liquidity and Capital Resources

At March 31, 2004, our cash, cash equivalents and short-term investments were $5,885,000 as compared to $7,626,000 at December 31, 2003.

Our operating activities used cash of $1,650,000 in the three months ended March 31, 2004 as compared to $1,285,000 in the three months ended March 31, 2003.  The operating activities for 2004 included a non-cash expense of $1,046,080 related to the derivative accounting treatment of warrants issued in connection with our private placement completed in December 2003.  The increase in net cash used in the three month period ended March 31, 2004 compared to the same period in the prior year was due to the increased net loss, a large decrease in accounts payable and accrued expenses that occurred during 2004, slightly offset by a decrease in accounts receivable in 2004.  Accounts payable and accrued expenses decreased significantly during the first quarter of 2004 due to the payment of accrued placement agent fees and other accrued costs associated with the private financing that occurred in December 2003.

Net cash used in investing activities in the three months ended March 31, 2004 was $673,000 as compared with $7,000 used in the three months ended March 31, 2003.  The increase was due to an increase in the purchase of short-term investments in 2004 due to additional cash available to invest as a result of the private financing completed in December 2003 which raised net proceeds of approximately $7.5 million.

Our financing activities used cash of $83,000 in the three months ended March 31, 2004 as compared to no financing activity during the three months ended March 31, 2003.  The cash used during the three months ended March 31, 2004 was due to costs associated with the private financing that occurred during December 2003, slightly offset by proceeds provided by the exercise of stock options.

Our principal source of liquidity at March 31, 2004 consisted of cash, cash equivalents and short-term investments, which aggregated $5.9 million.  Our net working capital at March 31, 2004 was $6.1 million.  We had a net working capital deficit of $3.7 million at December 31, 2003, which was due primarily to warrant derivatives issued in connection with our common stock financing during December 2003, which raised net proceeds of approximately $7.5 million.  The warrants were classified as derivatives due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and declared effective on February 5, 2004.  Therefore, the value of the warrants has been reclassified as equity in the first quarter of 2004 and there is no future cash requirement with respect to this liability on behalf of the Company.  Consequently, the Company has equity of $6.3 million at March 31, 2004.  We believe that our existing cash, cash equivalents and short-term investments on hand at March 31, 2004 will be sufficient to conduct operations as planned through the third quarter of 2005.

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

We have a $510,000 net investment in inventory, after reserves, related to the PSA 4000 system.  The sale of this inventory may be subject to conditions that are generally outside our control.  More specifically, market acceptance of the PSArray2, the frontal-only disposable array sensor that attaches to and is used with our PSA 4000 system, is critical to the sale of the finished units that are currently in inventory.  We believe that inventory units on hand included in our balance sheet at March 31, 2004 are fully realizable and are expected to be sold within the next twelve months.

On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than it’s predecessor the PSA 4000.  We anticipate launch of the product through our exclusive distribution partner, Baxter Healthcare, in late 2004 or early 2005.  We intend to manage the transition of the products to facilitate utilization and sale of all PSA 4000 monitors.

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

Off-Balance Sheet Financing

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of March 31, 2004.

Overview Of Contractual Obligations

There have been no material changes in the composition, magnitude or other key characteristics of the Company’s contractual obligations or other commitments as disclosed in the Company’s Form 10-K for the year ended December 31, 2003.

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

During 2001, we began development of the PSArray2, which is a frontal-only disposable array sensor that attaches to and is used with our PSA 4000 consciousness-monitoring system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  We received FDA 510(k) clearance for the PSArray2 in October 2002.  The introduction and successful commercialization of this product is critical to our future success.  We began shipments of this product to Baxter during the fourth quarter of 2002.  Initial commercialization efforts for this product have only recently begun, and we are not currently able to predict as to when or whether this product will achieve commercial acceptance.

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

As a result of market feedback, we concluded that we needed to introduce a simpler headpiece for use with the PSA 4000.  Therefore, the PSArray2 was developed, and we received FDA 510(k) clearance for the PSArray2 in October 2002.  Even with FDA clearance for this headpiece, we cannot assure that introduction of the PSArray2 will improve market acceptance of the PSA 4000 or our results of operations.  At this point, we are currently unable to accurately predict future demand for the PSA 4000, and we cannot assure you that the current economic environment and current product market environment will not continue.  In February 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than it’s predecessor the PSA 4000.  We anticipate launch of the product through our exclusive distribution partner, Baxter Healthcare, late in 2004 or early in 2005.  Even with FDA clearance for the PSA 5000, we cannot assure that the introduction of the PSA 5000 will be accepted by customers, perform as anticipated or improve our results of operations or competitive position.  As the PSA 5000 has not been released for commercial sale, there is no way to predict commercial viability or future demand of this product.

We are significantly dependent on Baxter for our future sales, including sale of our inventories.  Baxter has recently undergone a change in its Chief Executive Officer and has also announced restructurings and reductions in force.  We believe, based our discussions with Baxter management, that these changes within Baxter will not affect the sales force that is responsible for marketing and selling our products.  However, we cannot assure you that Baxter’s commitment to the marketing and sale of our PSA 4000 system will continue or increase.  If Baxter does not remain committed to the marketing and sale of our PSA 4000 system, our business and results of operations will be materially and adversely affected.

Furthermore, we have not provided any additional inventory valuation reserves based upon Baxter’s current intention to purchase such inventories, although Baxter is not under any obligation to do so.  If Baxter does not purchase our inventory, we will need to record inventory reserves which would result in charges to operating results which could be material.

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

We have experienced significant operating losses since inception and as of March 31, 2004, had an accumulated deficit of approximately $62.1 million.  The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, and market acceptance of the PSA 4000, and the future market acceptance of the PSA 5000.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease.  To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.  As of March 31, 2004, 100% of our total portfolio will mature in one year or less.  All securities are held in U.S. currency.

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

On February 20, 2004, the Company held a special meeting of stockholders. The following item was submitted for a vote of the stockholders.

To approve the issuance of warrants to purchase an aggregate of 5,453,236 shares of Common Stock, issued in connection with a private placement transaction.

For:	6,957,059
Against:	47,195
Abstain:	40,901

Item 5	Other Information:
None.

Item 6	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

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

We furnished a Current Report on Form 8-K dated May 5, 2004, attaching our first quarter ended March 31, 2004 earnings release dated May 5, 2004.

We furnished a Current Report on Form 8-K dated February 12, 2004, attaching our fourth quarter ended December 31, 2003 earnings release dated February 12, 2004.

March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE: May 14, 2004	BY:	/s/John A. Williams
John A. Williams
President, Chief Executive
Officer

	BY:	/s/Daniel W. Muehl
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 5, 2004 (This is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed May 5, 2004).