Form 10-Q
period 2004-06-30
PHYSIOMETRIX INC
filed 2004-08-06
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

ITEM 2 - Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 30, 2004
Common Stock, $.001 par value	13,654,266

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31 2003	June 30 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,099,155	$1,302,607
Short-term investments	3,526,894	3,195,811
Accounts receivable, net	304,392	710,421
Inventories	560,294	234,820
Prepaid expenses	101,798	191,675
Total current assets	8,592,533	5,635,334

Property, plant and equipment	1,360,960	1,394,387
Less allowances for depreciation	(1,181,292)	(1,245,396)
	179,668	148,991

Total assets	$8,772,201	$5,784,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$147,762	$182,330
Accrued expenses	823,519	502,290
Warrant derivative contract	11,342,730	—
Total current liabilities	12,314,011	684,620

Stockholders’ equity (deficit)
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized; 13,380,481 shares in 2003 and 13,654,266 shares in 2004 issued and outstanding	13,380	13,654
Additional paid-in capital	56,098,127	68,405,645
Unrealized gain on available-for-sale securities	—	(3,743)
Accumulated deficit	(59,653,317)	(63,315,851)
Total stockholders’ equity (deficit)	(3,541,810)	5,099,705

Total liabilities and stockholders’ equity (deficit)	$8,772,201	$5,784,325

See accompanying notes

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Revenues	$200,524	$831,123	$439,268	$1,028,317
Cost of products sold	331,130	708,965	671,246	1,039,091
Gross profit (deficit)	(130,606)	122,158	(231,978)	(10,774)

Costs and expenses:
Research and development	426,615	404,553	797,424	786,372
Selling, general and administrative	743,042	915,195	1,470,573	1,853,406
	1,169,657	1,319,748	2,267,997	2,639,778
Operating loss	(1,300,263)	(1,197,590)	(2,499,975)	(2,650,552)
Other income (expense):
Change in fair value of warrant derivative	—	—	—	(1,046,080)
Interest income	5,834	15,055	16,077	34,098

Net loss	$(1,294,429)	$(1,182,535)	$(2,483,898)	$(3,662,534)

Basic and diluted net loss per common share	$(0.15)	$(0.09)	$(0.29)	$(0.27)

Shares used in computing basic and diluted net loss per common share	8,422,994	13,652,082	8,422,994	13,526,249

See accompanying notes.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2003	2004
Operating activities:
Net loss	$(2,483,898)	$(3,662,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,150	64,104
Change in fair value of warrant derivative	—	1,046,080
Stock-based compensation in connection with issuance of stock options to consultants	29,250	—
Changes in operating assets and liabilities:
Accounts receivable	(38,846)	(406,029)
Inventories	(57,282)	325,474
Prepaid expenses	(101,650)	(89,877)
Accounts payable and accrued expenses	15,315	(286,661)
Net cash used in operating activities	(2,517,961)	(3,009,443)

Investing activities:
Purchase of equipment	(7,928)	(33,427)
Purchase of short-term investments	—	(669,231)
Proceeds from maturity of short-term investments	1,241,515	996,571
Net cash provided by investing activities	1,233,587	293,913

Financing activities:
Private placement cash offering costs	—	(110,256)
Proceeds from issuance of common stock	—	29,238
Net cash used in financing activities	—	(81,018)

Net decrease in cash and cash equivalents	(1,284,374)	(2,796,548)
Cash and cash equivalents at beginning of period	2,690,042	4,099,155

Cash and cash equivalents at end of period	$1,405,668	$1,302,607

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

Note 2 – Going Concern

Physiometrix, Inc. (the “Company,” “Physiometrix,” “we,” “us,” and “our”) is subject to numerous risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialization of its products.  Since its inception, the Company has incurred cumulative losses of approximately $63.3 million, including losses of approximately $3.7 million during the six months ended June 30, 2004, $8.1 million during the year ended December 31, 2003 and $5.5 million during the year ended December 31, 2002.

The Company’s principal source of liquidity at June 30, 2004 consisted of cash, cash equivalents and short-term investments, which aggregated $4.5 million.  The Company’s net working capital at June 30, 2004 was $5.0 million.  The Company had a net working capital deficit of $3.7 million at December 31, 2003, which was due primarily to a warrant derivative issued in connection with its common stock financing completed in December 2003, which raised net proceeds of approximately $7.5 million.  The warrants were classified as derivatives due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004 and there is no future cash settlement requirement on behalf of the Company.  Consequently, the Company has stockholders’ equity of $5.1 million at June 30, 2004.

The Company believes it has the necessary cash, cash equivalents and short-term investments, and other currents assets on hand at June 30, 2004, to fund its operations and execute its operating plan through the third quarter of 2005.

The Company believes that the success of the PSA 4000 is the most critical component to the Company’s ability to continue as a going concern.  The Company’s plan for 2004 is to support the activities of its partner, Baxter Healthcare Corporation (“Baxter”), in the commercialization of the PSA 4000 with the PSArray2.  The Company will make every attempt to conserve its cash resources and continue as a business.  Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology if its cash constraints will not allow it to execute its plan.  The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123”.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value of such stock options at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three and six months ended June 30, 2003, and June 30, 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss as reported	$(1,294,429)	$(1,182,535)	$(2,483,898)	$(3,662,534)
Pro forma compensation expense	(155,173)	(159,318)	(311,776)	(319,985)
Pro forma net loss	$(1,449,602)	$(1,341,853)	$(2,795,674)	$(3,982,519)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.09)	$(0.29)	$(0.27)
Pro forma	$(0.17)	$(0.10)	$(0.33)	$(0.29)

There were no options granted during the three month periods ended June 30, 2003 and June 30, 2004.  The average estimated fair value of options granted during the six month periods ended June 30, 2003 and June 30, 2004 were $0.48 and $2.27, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

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

Note 4 – Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  However, in December 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003.  All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004.  The Company adopted FIN 46, as required, with no impact to its consolidated financial position or results of operations.

Note 5 – Significant Accounting Policies

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market, and consist of the following:

	December 31, 2003	June 30, 2004
Purchased components	$512,179	$173,861
Work in process	19,752	27,046
Finished units	28,363	33,913
	$560,294	$234,820

The Company reviews its inventories for excess and obsolete inventory on a periodic basis and provides a reserve to write down inventory to its net realizable value.  The Company had inventory reserves of $2.0 million and $1.8 million for the periods ended December 31, 2003 and June 30, 2004, respectively, which included reserves for 450 PSA 4000 units at December 31, 2003 and 375 PSA 4000 units at June 30, 2004.

Revenue Recognition

The Company recognizes revenue for product sales upon shipment, net of allowances for discounts, and estimates returns which are also provided for at the time of shipment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average common shares outstanding for the three and six months ended June 30, 2003 and June 30, 2004.  Diluted net loss per common share is the same as basic net loss per common share since the inclusion of common stock equivalents (the effect of stock options) would be anti-dilutive on the net loss.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.   Comprehensive loss is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss	$(1,294,429)	$(1,182,535)	$(2,483,898)	$(3,662,534)
Net unrealized holding losses on investments	(985)	(7,792)	(2,360)	(3,743)
Total comprehensive loss	$(1,295,414)	$(1,190,327)	$(2,486,258)	$(3,666,277)

Warrant Derivative

The Company had a derivative liability associated with warrants issued in connection with its private financing transaction completed in December 2003 due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended within 90 days after the closing of the private placement transaction.  The Company accounted for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The warrants were included as a liability and valued at fair market value until the Company met the criteria under

EITF 00-19 for permanent equity.  The Company valued the derivative warrant using the Black-Scholes model.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrant was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and was declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004 and there is no future cash settlement requirement on behalf of the Company.  Consequently, the Company has stockholders’ equity of $5.1 million at June 30, 2004.

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

Overview

Since our inception in January 1990, we have been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products.  Our products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications.  Our principal product is the Patient State Analyzer (“PSA 4000”), a consciousness monitoring system.  The PSA 4000 is used with the PSArray2, a frontal-only disposable array sensor which attaches to the PSA 4000.  We received 510(k) clearance from the FDA for the PSArray2 in October 2002.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.

We have a limited history of operations and have experienced significant operating losses since our inception.  As of June 30, 2004, we had an accumulated deficit of approximately $63.3 million.  We anticipate that our operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which our products gain market acceptance, the introduction of our new product, the PSA 5000, the introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which we establish distribution channels for our products domestically and internationally.

Since the third quarter of 2000, substantially all of our sales were to Baxter under a distribution agreement, which provides Baxter with exclusive distribution rights to our PSA 4000 in the United States and Canada.  The agreement extends through September 30, 2005, but is cancelable by either party upon six months notice after December 31, 2003.

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

On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than it’s predecessor the PSA 4000.  We anticipate launch of the product through our exclusive distribution partner, Baxter, in late 2004 or early in 2005.  We do not believe that the PSA 5000 will result in the obsolescence of the PSA 4000.

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

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market.  We review our inventories for excess and obsolete inventory on a periodic basis and provide a reserve to write down inventory to its net realizable value.  On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000.  We anticipate launch of the product through our exclusive distribution partner, Baxter, in late 2004 or early in 2005.

At June 30, 2004, we had 400 PSA 4000 units on hand with 375 units on hand fully reserved for.  We shipped 175 PSA 4000 units during the quarter ended June 30, 2004.  Of these 175 units shipped, 50 units had been reserved for in prior years due to concerns as to the saleability of the units given uncertainty as to market acceptance and we recognized no cost on the shipment of these 50 units.  The reserve previously recorded for the value of 25 units was reversed since we have firm purchase orders in that are open from Baxter.  In the event we obtain firm purchase orders in excess of these 25 units, we would expect to reverse the related amount of inventory reserves in such period.

Warrant Derivative

We had a derivative liability as of December 31, 2003 which resulted from a potential cash settlement which was required in the event we could not successfully register the shares underlying the warrants, were issued in connection with our common stock financing completed in December 2003.  We account for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The warrants were included as a liability and valued at fair market value until we met the criteria under EITF 00-19 for equity.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrant was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003, and declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as stockholders’ equity in the first quarter of 2004 and there is no future cash requirement with respect to this liability on behalf of the Company.

Stock - Based Compensation

We apply the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock-based compensation plans.  Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of our common stock at the date of grant.  We have historically granted options to employees and directors at exercise prices equal to the fair value of our common stock.  Accordingly, no compensation expense has been recognized for our employee stock-based compensation plans.

We follow the disclosure-only provisions under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Results of Operations

Three Months Ended June 30, 2004 and June 30, 2003

Revenues

Revenues increased 314% to $831,000 for the three months ended June 30, 2004 from $201,000 for the three months ended June 30, 2003.  This increase was primarily due to the shipment of 175 PSA 4000 units during the three months ended June 30, 2004 compared to zero PSA 4000 units shipped during the three months ended June 30, 2003, coupled with an increase in PSArray2 sales.  Future PSA 4000 revenues are entirely dependent on the acceptance of the new PSArray2 by anesthesiologists, which was developed in 2002 in an effort to improve market acceptance of the PSA 4000.  Because of our U.S. distribution agreement with Baxter for this product, we are significantly dependent upon Baxter for successful commercialization of this product.  There is no assurance that this will occur.  Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

Cost of Products Sold

Cost of products sold increased 114% to $709,000 for the three months ended June 30, 2004 from $331,000 for the three months ended June 30, 2003.  This increase was primarily due to costs associated with the shipments of 175 PSA 4000 units to Baxter during the quarter ended June 30, 2004.  Of the 175 PSA 4000 units shipped, 50 units had been reserved for in a prior year based on uncertainty as to the saleability of the units, and therefore no cost was recognized on the shipment of these 50 units during the three months ended June 30, 2004. There were no shipments of the PSA 4000 during the three months ended June 30, 2003.  We also reversed the reserve previously recorded for the value of 25 PSA 4000 units based on open firm purchase orders in that amount from Baxter.

Gross Margin (deficit)

The gross margin incurred during the three months ended June 30, 2004 was $122,000 compared to a gross deficit of $131,000 incurred during the three months ended June 30, 2003.  The improvement in the gross margin was primarily the result of the shipment of 175 PSA 4000 units during the three months ended June 30, 2004.  Of the 175 PSA 4000 units shipped, 50 units had been reserved for in a prior year and therefore a 100% gross margin was realized on these 50 units.  We also reversed the reserve previously recorded for the value of 25 PSA 4000 units based on open firm purchase orders from Baxter, which also had a positive affect on gross margin for the current quarter.  The gross deficit incurred during the three months ended June 30, 2003 of

$131,000 resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing group exceeding the reported revenues.  At June 30, 2004, we had 400 PSA 4000 units on hand with 375 units on hand fully reserved for.  In the event we obtain firm purchase orders in excess of 25 units, we would expect to reverse the related amount of inventory reserves in such period.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, decreased 5% to $405,000 for the three months ended June 30, 2004 from $427,000 for the three months ended June 30, 2003.  This decrease was primarily the result of a decrease in headcount related expenses in the research and development group.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23% to $915,000 for the three months ended June 30, 2004 from $743,000 for the three months ended June 30, 2003.  This increase was primarily due to an increase in headcount related expenses, including bonus accruals, coupled with an increase in various consulting expenses, including equity research analyst fees.

Interest Income

Interest income increased to $15,000 for the three months ended June 30, 2004 from $6,000 for the three months ended June 30, 2003.  This increase resulted from higher average cash balances available for investment in 2004 due to the private equity financing completed in December 2003 which raised net proceeds of approximately $7.5 million.

Income Taxes

We have not provided for income taxes in any of the periods reported due to losses incurred during each of the periods presented and uncertainty regarding future taxable income.  At December 31, 2003, we had federal net operating loss carryforwards of approximately $46.2 million and research and development tax credit carryforwards of approximately $1.5 million that will expire in varying amounts through 2023, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Six Months Ended June 30, 2004 and 2003

Revenues

Revenues increased 134% to $1,028,000 for the six months ended June 30, 2004 from $439,000 for the six months ended June 30, 2003.  This increase was primarily due to the shipment of 175 PSA 4000 units during the six months ended June 30, 2004 compared to zero

PSA 4000 units shipped for the six months ended June 30, 2003, coupled with an increase in PSArray2 sales.  Future PSA 4000 revenues are entirely dependent on the acceptance of the new PSArray2 by anesthesiologists, which was developed in 2002 in an effort to improve market acceptance of the PSA 4000.  Because of our U.S. distribution agreement with Baxter for this product, we are significantly dependent upon Baxter for successful commercialization of this product.  Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

Cost of Products Sold

Cost of products sold increased 55% to $1,039,000 for the six months ended June 30, 2004 from $671,000 for the six months ended June 30, 2003.  This increase was primarily due to costs associated with the shipments of 175 PSA 4000 units to Baxter during the six months ended June 30, 2004.  Of the 175 PSA 4000 units shipped, 50 units had been reserved for in a prior year based on uncertainty as to the saleability of the units, and therefore no cost was recognized on the shipment of these 50 units during the six months ended June 30, 2004. There were no shipments of the PSA 4000 during the six months ended June 30, 2003.  We also reversed the reserve previously recorded for the value of 25 PSA 4000 units based on open firm purchase orders in that amount from Baxter.

Gross Deficit

The gross deficit incurred during the six months ended June 30, 2004 and June 30, 2003 of $11,000 and $232,000, respectively, resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing group exceeding the reported revenues.  The gross deficit decreased by $221,000 during the six months ended June 30, 2004 compared to the same period in the prior year primarily due to the shipment of 175 PSA 4000 units during the six months ended June 30, 2004.  Of the 175 PSA 4000 units shipped, 50 units had been reserved for in a prior year and therefore a 100% gross margin was realized on these 50 units.  We also reversed the reserve previously recorded for the value of 25 PSA 4000 units based on open firm purchase orders from Baxter, which also had a positive affect on gross margin for the six months ended June 30, 2004.  At June 30, 2004, we had 400 PSA 4000 units on hand with 375 units on hand fully reserved for.  In the event we obtain firm purchase orders in excess of 25 units, we would expect to reverse the related amount of inventory reserves in such period.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, decreased 1% to $786,000 for the six months ended June 30, 2004 from $797,000 for the six months ended June 30, 2003.  There were no significant changes to these expenses for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 26% to $1,853,000 for the six months ended June 30, 2004 from $1,471,000 for the six months ended June 30, 2003.  This increase was primarily due to an increase in headcount related expenses, including bonus accruals, coupled with an increase in various consulting expenses, including equity research analyst fees and Nasdaq listing fees.

Change in Fair Value of Warrant Derivative

During the first quarter of 2004, we recorded a non-cash expense of $1,046,080 related to warrants issued in connection with our common stock financing completed in December 2003.  In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, warrants are included as a liability and valued at fair market value until the criteria under EITF 00-19 for equity are met.  The warrants issued by the Company in the private placement transaction were classified as a derivative and recorded as a liability due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction.  We valued the warrant derivative using the Black-Scholes model using the following assumptions: risk-free interest rate of 3.16%, expected life of warrants of 4.83 years, expected stock volatility of 157% and no expected dividend yield.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004.

Interest Income

Interest income increased to $34,000 for the six months ended June 30, 2004 from $16,000 for the six months ended June 30, 2003.  This increase was due to higher average cash balances available for investment in 2004 due to the private equity financing completed in December 2003 which raised net proceeds of approximately $7.5 million.

Income Taxes

We have not provided for income taxes in any of the periods reported due to losses incurred during each of the periods presented and uncertainty regarding future taxable income.  At December 31, 2003, we had federal net operating loss carryforwards of approximately $46.2 million and research and development tax credit carryforwards of approximately $1.5 million that will expire in varying amounts through 2023, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Liquidity and Capital Resources

At June 30, 2004, our cash, cash equivalents and short-term investments were $4,498,000 as compared to $7,626,000 at December 31, 2003.

Our operating activities used cash of $3,009,000 in the six months ended June 30, 2004 as compared to $2,518,000 in the six months ended June 30, 2003.  The operating activities for 2004 included a non-cash expense of $1,046,080 related to the derivative accounting treatment of warrants issued in connection with our private equity financing completed in December 2003.  The increase in net cash used in the six month period ended June 30, 2004 compared to the same period in the prior year was due to the increased net loss, a large increase in accounts receivable due to shipments to Baxter, a large decrease in accounts payable and accrued expenses that occurred during 2004, slightly offset by a decrease in inventories in 2004.  Accounts payable and accrued expenses decreased significantly during the first six months of 2004 due to the payment of accrued placement agent fees and other accrued costs associated with the private equity financing that was completed in December 2003.

Net cash provided by investing activities in the six months ended June 30, 2004 was $294,000 as compared with $1,234,000 provided in the six months ended June 30, 2003.  The decrease resulted from an increase in the purchase of short-term investments in 2004 (approximately $669,231 in the six months ended June 30, 2004 compared to none in the six months ended June 30, 2003) due to additional cash available to invest as a result of the private equity financing completed in December 2003 which raised net proceeds of approximately $7.5 million.

Our financing activities used cash of $81,000 in the six months ended June 30, 2004 as compared to no financing activities during the six months ended June 30, 2003.  The cash used during the six months ended June 30, 2004 was due to costs associated with the private equity financing that was completed in December 2003, slightly offset by proceeds provided by the exercise of stock options.

Our principal source of liquidity at June 30, 2004 consisted of cash, cash equivalents and short-term investments, which aggregated approximately $4.5 million.  Our net working capital at June 30, 2004 was approximately $5.0 million.  We had a net working capital deficit of approximately $3.7 million at December 31, 2003, which was due primarily to warrant derivatives issued in connection with our common stock financing completed in December 2003, which raised net proceeds of approximately $7.5 million.  The warrants were classified as derivatives due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004 and there is no future cash requirement with respect to this liability on behalf of the Company.  Consequently, the Company has equity of $5.1 million at June 30, 2004.  We believe that our existing cash, cash equivalents and short-term investments, and other current assets on hand at June 30, 2004 will be sufficient to conduct operations as planned through the third quarter of 2005.

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

We believe that the success of the PSA 4000 is the most critical component to our ability to continue as a going concern.  We intend to sell the PSA 4000 through our existing distributor, Baxter, in North America and pursue a distributor for rest of the world rights.  Therefore our ability to generate additional revenues and commercialize the PSA 4000 significantly depends upon our relationship with Baxter.  Although management and our current investors do not have any intention of liquidating the business, we would consider a sale of our technology if our cash constraints would not allow us to execute our plan.  We are aware of one other company with products similar to the PSA 4000.  Such competitor has an FDA-cleared frontal array for its consciousness-monitoring system.  We believe that we are not at a significant disadvantage in marketing our products against this company.

On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than it’s predecessor the PSA 4000.  We anticipate launch of the product through our exclusive distribution partner, Baxter, in late 2004 or early 2005.

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

Off-Balance Sheet Financing

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of June 30, 2004.

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

As a result of market feedback, we concluded that we needed to introduce a simpler headpiece for use with the PSA 4000.  Therefore, the PSArray2 was developed, and we received FDA 510(k) clearance for the PSArray2 in October 2002.  Even with FDA clearance for this headpiece, we cannot assure that introduction of the PSArray2 will improve market acceptance of the PSA 4000 or our results of operations.  At this point, we are unable to accurately predict future demand for the PSA 4000, and we cannot assure you that the current economic environment and current product market environment will not continue.  In February 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than it’s predecessor, the PSA 4000.  We anticipate launch of the product through our exclusive distribution partner, Baxter, late in 2004 or early in 2005.  Even with FDA clearance for the PSA 5000, we cannot assure that the introduction of the PSA 5000 will be accepted by customers, perform as anticipated or improve our results of operations or competitive position.  As the PSA 5000 has not been released for commercial sale, there is no way to predict commercial viability or future demand of this product.

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

We completed a private placement transaction in December 2003, through which we raised net proceeds of approximately $7.5 million. We expect that the proceeds from this private placement will allow us to have funds to conduct planned operations through the third quarter of 2005.  We may seek to raise capital through equity and/or debt issuance when such capital is available to us. There is no assurance, however, that we will be able to raise additional capital on acceptable terms. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

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

We have experienced significant operating losses since inception and as of June 30, 2004, had an accumulated deficit of approximately $63.3 million.  The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, and market acceptance of the PSA 4000, and the future market acceptance of the PSA 5000.  In addition, competition, availability of third party reimbursement and other factors may affect our future results of operations.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease.  To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.  As of June 30, 2004, 100% of our total portfolio will mature in one year or less.  All securities are held in U.S. currency.

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

PART II

OTHER INFORMATION

Item 1	Legal Proceedings:
Not applicable.

Item 2	Changes in Securities:
Not applicable.

Item 3	Defaults upon Senior Securities:
Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders:

On May 27, 2004, the Company held its annual meeting of shareholders. The following items were submitted for a vote of the shareholders.

Election of James A. Saalfield as a Class II director.

For:	8,913,259
Against:	169,763
Abstain:	0
Broker Non-Votes:	0

John A. Williams and Thomas Baruch continued their terms as our Class III directors, and Christopher D. Mitchell continued his term as our Class I director.

Ratification of Ernst & Young as independent auditors for the year ending December 31, 2004.

For:	9,047,142
Against:	27,080
Abstain:	8,800
Broker Non-Votes:	0

Item 5	Other Information:
None.

Item 6	Exhibits and Reports on Form 8-K:

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

(b)           Reports on Form 8-K.

We furnished a Current Report on Form 8-K dated July 28, 2004, attaching our second quarter ended June 30, 2004 earnings release dated July 28, 2004.

We furnished a Current Report on Form 8-K dated May 5, 2004, attaching our first quarter ended March 31, 2004 earnings release dated May 5, 2004.

June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE: August 06, 2004	BY:	/s/John A. Williams
John A. Williams
President, Chief Executive
Officer

	BY:	/s/Daniel W. Muehl
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated July 28, 2004 (This is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed July 28, 2004).