Form 10-Q
period 2004-09-30
PHYSIOMETRIX INC
filed 2004-11-15
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1010397

PHYSIOMETRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0248588
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	identification No.)

Five Billerica Park, N. Billerica, MA	01862-1256
(Address of principal executive offices)	(Zip code)

(978) 670-2422

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.	ITEM 1 - Yes ☒ No ☐ ITEM 2 - Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common Stock, $.001 par value	13,654,266

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31	September 30
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,099,155	$1,258,565
Short-term investments	3,526,894	2,511,923
Accounts receivable, net	304,392	187,650
Inventories	560,294	142,079
Prepaid expenses	101,798	137,113
Total current assets	8,592,533	4,237,330

Property, plant and equipment	1,360,960	1,397,687
Less allowances for depreciation	(1,181,292)	(1,270,117)
	179,668	127,570

Total assets	$8,772,201	$4,364,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$147,762	$163,273
Accrued expenses	823,519	611,496
Warrant derivative contract	11,342,730	—
Total current liabilities	12,314,011	774,769

Stockholders’ equity (deficit)
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized; 13,380,481 shares in 2003 and 13,654,266 shares in 2004 issued and outstanding	13,380	13,654
Additional paid-in capital	56,098,127	68,405,645
Unrealized loss on available-for-sale securities	—	(2,489)
Accumulated deficit	(59,653,317)	(64,826,679)
Total stockholders’ equity (deficit)	(3,541,810)	3,590,131
Total liabilities and stockholders’ equity (deficit)	$8,772,201	$4,364,900

See accompanying notes

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2004	2003	2004
Revenues	$609,095	$437,791	$1,048,363	$1,466,108
Cost of products sold	657,332	510,085	1,328,578	1,549,176
Gross deficit	(48,237)	(72,294)	(280,215)	(83,068)

Costs and expenses:
Research and development	391,822	542,933	1,189,246	1,329,305
Selling, general and administrative	685,731	908,430	2,156,304	2,761,836
	1,077,553	1,451,363	3,345,550	4,091,141
Operating loss	(1,125,790)	(1,523,657)	(3,625,765)	(4,174,209)
Other income (expense):
Change in fair value of warrant derivative	—	—	—	(1,046,080)
Interest income	1,537	12,829	17,614	46,927

Net loss	$(1,124,253)	$(1,510,828)	$(3,608,151)	$(5,173,362)

Basic and diluted net loss per common share	$(0.13)	$(0.11)	$(0.43)	$(0.38)

Shares used in computing basic and diluted net loss per common share	8,422,994	13,654,266	8,422,994	13,569,233

See accompanying notes.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2003	2004
Operating activities:
Net loss	$(3,608,151)	$(5,173,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,672	88,825
Change in fair value of warrant derivative	—	1,046,080
Stock-based compensation in connection with issuance of stock options to consultants	62,766	—
Changes in operating assets and liabilities:
Accounts receivable	(80,737)	116,742
Inventories	301,796	418,215
Prepaid expenses	(39,211)	(35,315)
Accounts payable and accrued expenses	(99,390)	(196,512)
Net cash used in operating activities	(3,288,255)	(3,735,327)

Investing activities:
Purchase of equipment	(8,647)	(36,727)
Purchase of short-term investments	—	(669,231)
Proceeds from maturity of short-term investments	1,241,515	1,681,713
Net cash provided by investing activities	1,232,868	975,755

Financing activities:
Private placement cash offering costs	—	(110,256)
Proceeds from issuance of common stock	—	29,238
Net cash used in financing activities	—	(81,018)

Net decrease in cash and cash equivalents	(2,055,387)	(2,840,590)
Cash and cash equivalents at beginning of period	2,690,042	4,099,155

Cash and cash equivalents at end of period	$634,655	$1,258,565

See accompanying notes.

PHYSIOMETRIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 — Basis of Presentation

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

Note 2 — Going Concern

Physiometrix, Inc. (the “Company,” “Physiometrix,” “we,” “us,” and “our”) is subject to numerous risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialization of its products.  Since its inception, the Company has incurred cumulative losses of approximately $64.8 million, including losses of approximately $5.2 million during the nine months ended September 30, 2004, $8.1 million during the year ended December 31, 2003 and $5.5 million during the year ended December 31, 2002.

The Company’s principal source of liquidity at September 30, 2004 consisted of cash, cash equivalents and short-term investments, which aggregated $3.8 million.  The Company’s net working capital at September 30, 2004 was $3.5 million.  The Company had a net working capital deficit of $3.7 million at December 31, 2003, which was due primarily to a warrant derivative issued in connection with its common stock financing completed in December 2003, which raised net proceeds of approximately $7.5 million.  The warrants were classified as derivatives due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to complete the registration of the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004 and there is no future cash settlement requirement on behalf of the Company.  Consequently, the Company has stockholders’ equity of $3.6 million at September 30, 2004.

The Company believes it has the necessary cash, cash equivalents and short-term investments, and other currents assets on hand at September 30, 2004, to fund its operations and execute its operating plan into the third quarter of 2005.

The Company believes that the success of the PSA 4000, the signing of a distribution partner for the PSA 5000 and raising additional working capital are the most critical components to the Company’s ability to continue as a going concern.  The Company’s plan for the remainder of 2004 is to support the activities of its partner, Baxter Healthcare Corporation (“Baxter”), in the commercialization of the PSA 4000 with the PSArray2 and to seek a distribution partner for the PSA 5000. The Company will make every attempt to conserve its cash resources and continue as a business.  Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology if its cash constraints will not allow it to execute its plan.  The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

Note 3 — Stock Based Compensation

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123”.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value of such stock options at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three and nine months ended September 30, 2003, and September 30, 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net loss as reported	$(1,124,253)	$(1,510,828)	$(3,608,151)	$(5,173,362)
Pro forma compensation expense	(156,660)	(130,004)	(468,436)	(453,400)
Pro forma net loss	$(1,280,913)	$(1,640,832)	$(4,076,587)	$(5,626,762)

Basic and diluted loss per share:
As reported	$(0.13)	$(0.11)	$(0.43)	$(0.38)
Pro forma	$(0.15)	$(0.12)	$(0.48)	$(0.41)

There were no options granted during the three month periods ended September 30, 2003 and September 30, 2004.  The average estimated fair value of options granted during the nine month periods ended September 30, 2003 and September 30, 2004 were $0.48 and $2.17, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

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

Note 4 — Recent Accounting Pronouncements

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

Note 5 — Significant Accounting Policies

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market, and consist of the following:

	December 31,	September 30,
	2003	2004
Purchased components	$512,179	$101,967
Work in process	19,752	29,086
Finished units	28,363	11,026
	$560,294	$142,079

The Company reviews its inventories for excess and obsolete inventory on a periodic basis and provides a reserve for its estimate of excess and obsolete inventory.  The Company had inventory reserves of $2.0 million and $1.9 million for the periods ended December 31, 2003 and September 30, 2004, respectively, which included reserves for 450 PSA 4000 units at December 31, 2003 and 375 PSA 4000 units at September 30, 2004.

Revenue Recognition

The Company recognizes revenue for product sales upon shipment, net of allowances for discounts, and estimates returns which are also provided for at the time of shipment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average common shares outstanding for the three and nine months ended September 30, 2003 and September 30, 2004.  Diluted net loss per common share is the same as basic net loss per common share since the inclusion of common stock equivalents (the effect of stock options) would be anti-dilutive on the net loss.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.   Comprehensive loss is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net loss	$(1,124,253)	$(1,510,828)	$(3,608,151)	$(5,173,362)
Net unrealized holding gains (losses) on investments	—	1,254	(2,360)	(2,489)
Total comprehensive loss	$(1,124,253)	$(1,509,574)	$(3,610,511)	$(5,175,851)

Warrant Derivative

The Company had a derivative liability associated with warrants issued in connection with its private placement transaction completed in December 2003 due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended within 90 days after the closing of the private placement transaction.  The Company accounted for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The warrants were included as a liability and valued at fair market value until the Company met the criteria under EITF 00-19 for permanent equity.  The Company valued the derivative warrant using the Black-Scholes model.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and was declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004 and there is no future cash settlement requirement on behalf of the Company.  Consequently, the Company has stockholders’ equity of $3.6 million at September 30, 2004.

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

We have a limited history of operations and have experienced significant operating losses since our inception.  As of September 30, 2004, we had an accumulated deficit of approximately $64.8 million.  We anticipate that our operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which our products gain market acceptance, the introduction of our new product, the PSA 5000, the introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which we establish distribution channels for our products domestically and internationally.

Since the third quarter of 2000, substantially all of our sales were to Baxter under a distribution agreement, which provides Baxter with exclusive distribution rights to our PSA 4000 in the United States and Canada.  The agreement extends through September 30, 2005, but is cancelable by either party upon six months notice after December 31, 2003.

Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the operating room  market segment.  In 2003, Baxter failed to meet minimum purchase requirements, however, we have not enforced our right to change the terms of the agreement, including Baxter’s exclusivity rights.  We may enter into additional distribution arrangements with other parties, enter into negotiations with Baxter to amend or modify our agreement or elect to enforce this right to change the terms of the existing agreement with Baxter.

            On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000.  We anticipate launch of the product in mid 2005.  We do not believe that the PSA 5000 will result in the obsolescence of the PSA 4000.

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

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market.  We review our inventories for excess and obsolete inventory on a periodic basis and provide an inventory reserve.  On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000.  We anticipate launch of the product through a new distribution partner in mid 2005.

At September 30, 2004, we had 375 PSA 4000 units on hand with all 375 units on hand fully reserved for.  We shipped 25 units during the quarter ended September 30, 2004. In the event we obtain firm purchase orders for up to 375 PSA units, we would expect to reverse the related amount of inventory reserves in such period.

Warrant Derivative

We had a derivative liability as of December 31, 2003, which resulted from a potential cash settlement, which was required in the event we could not successfully register the shares underlying the warrants, issued in connection with our common stock financing completed in December 2003.  We account for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The warrants were included as a liability and valued at fair market value until we met the criteria under EITF 00-19 for equity.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003, and declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as stockholders’ equity in the first quarter of 2004 and there is no future cash requirement with respect to this liability on behalf of the Company.

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

We follow the disclosure-only provisions under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

Results of Operations

Three Months Ended September 30, 2004 and September 30, 2003

            Revenues

Revenues decreased 28% to $438,000 for the three months ended September 30, 2004 from $609,000 for the three months ended September 30, 2003.  This decrease was primarily due to a reduction in shipments of PSA 4000 units to 25 units during the three months ended September 30, 2004 compared to 100 PSA 4000 units shipped during the three months ended September 30, 2003.  The decrease in revenues of the PSA 4000 was slightly offset by an increase in shipments of the PSArray2.    The decrease in revenues of the PSA 4000 for the quarter ended September 30, 2004 resulted from Baxter’s decision to focus on converting the approximately 165 hospitals, that are currently in clinical evaluations, to purchases or leases.  As a result, Baxter’s requirements for new PSA 4000 monitors declined.

Future PSA 4000 revenues are entirely dependent on the acceptance of the new PSArray2 by anesthesiologists, which was developed in 2002 in an effort to improve market acceptance of the PSA 4000.  Our current agreement with Baxter provides Baxter with exclusive distribution rights for the PSA 4000 in the U.S. and Canada, making us significantly dependent upon Baxter for successful commercialization of this product.  There is no assurance that this will occur.  Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the operating room market segment.  In 2003, Baxter failed to meet minimum purchase requirements, however, we have not enforced our right to change the terms of the agreement, including Baxter’s exclusivity rights.  We may enter into additional distribution arrangements with other parties including our current search for a PSA5000 distribution partner, enter into negotiations with Baxter to amend or modify our agreement or elect to enforce this right to change the terms of the existing agreement with Baxter.  Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

            Cost of Products Sold

            Cost of products sold decreased 22% to $510,000 for the three months ended September 30, 2004 from $657,000 for the three months ended September 30, 2003.  This decrease was primarily due to a reduction in shipments of PSA 4000 units to Baxter, from 100 during the quarter ended September 30, 2003 to 25 units during the quarter ended September 30, 2004 offset by an increase in PSArray2 shipments.

            Gross Deficit

            The gross deficit incurred during the three months ended September 30, 2004 was $72,000 compared to a gross deficit of $48,000 incurred during the three months ended September 30, 2003.  The increase in the gross deficit was primarily the result of the reduction in shipments of the PSA 4000 to Baxter, from 100 units shipped during the quarter ended September 30, 2003 to 25 units during the quarter ended September 30, 2004 offset by an increase in PSArray2 shipments.  The gross deficit incurred during the three months ended September 30, 2004 and September 30, 2003 resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing group exceeding the reported revenues.  At September 30, 2004, we had 375 PSA 4000 units on hand fully reserved for.  In the event we obtain firm purchase orders for PSA 4000 units, we would expect to reverse the related amount of inventory reserves in the applicable period.

            Research and Development Expenses

            Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, increased 39% to $543,000 for the three months ended September 30, 2004 from $392,000 for the three months ended September 30, 2003.  This increase was primarily the result of an increase in costs associated with the development of the PSA 5000. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased 32% to $908,000 for the three months ended September 30, 2004 from $686,000 for the three months ended September 30, 2003.  This increase was primarily due to an increase in headcount related expenses, including bonus accruals, coupled with an increase in advertising costs and auditing fees.

            Interest Income

            Interest income increased to $12,829 for the three months ended September 30, 2004 from $1,537 for the three months ended September 30, 2003.  This increase resulted from higher average cash balances available for investment in 2004 due to the private equity financing completed in December 2003, which raised net proceeds of approximately $7.5 million.

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

Nine Months Ended September 30, 2004 and 2003

            Revenues

            Revenues increased 40% to $1,466,000 for the nine months ended September 30, 2004 from $1,048,000 for the nine months ended September 30, 2003.  This increase was primarily due to the shipment of 200 PSA 4000 units during the nine months ended September 30, 2004 compared to 100 PSA 4000 units shipped for the nine months ended September 30, 2003, coupled with an increase in PSArray2 sales.  Future PSA 4000 revenues are entirely dependent on the acceptance of the new PSArray2 by anesthesiologists, which was developed in 2002 in an effort to improve market acceptance of the PSA 4000.  Our current agreement with Baxter provides Baxter with exclusive distribution rights for the PSA 4000 in the U.S. and Canada, making us significantly dependent upon Baxter for successful commercialization of this product.  There is no assurance that this will occur.  Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the operating room market segment.  In 2003, Baxter failed to meet minimum purchase requirements, however, we have not enforced our right to change the terms of the agreement, including Baxter’s exclusivity rights.  We may enter into additional distribution arrangements with other parties, enter into negotiations with Baxter to amend or modify our agreement or elect to enforce this right to change the terms of the existing agreement with Baxter.  Because of our U.S. distribution agreement with Baxter for this product, we are significantly dependent upon Baxter for successful commercialization of this product. Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.

            Cost of Products Sold

            Cost of products sold increased 17% to $1,549,000 for the nine months ended September 30, 2004 from $1,329,000 for the nine months ended September 30, 2003.  This increase was primarily due to costs associated with the shipments of 200 PSA 4000 units to Baxter during the nine months ended September 30, 2004 compared to 100 PSA 4000 units shipped during the same period of 2003 combined with an increase in PSArray2 shipments.  Of the 200 PSA 4000 units shipped in 2004, 75 units had been reserved for in a prior year based on uncertainty as to the saleability of the units, and therefore no cost was recognized on the shipment of these 75 units during the nine months ended September 30, 2004.

            Gross Deficit

            The gross deficit incurred during the nine months ended September 30, 2004 and September 30, 2003 of $83,000 and $280,000, respectively, resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing group exceeding the reported revenues.  The gross deficit decreased by $197,000 during the nine months ended September 30, 2004 compared to the same period in the prior year primarily due to the shipment of 200 PSA 4000 units during the nine months ended September 30, 2004 compared to 100 PSA 4000 units shipped during the same period of 2003 combined with an increase in PSArray2 shipments.  Of the 200 PSA 4000 units shipped during 2004, 75 units had been reserved for in a prior year and therefore a 100% gross margin was realized on these 75 units.  At September 30, 2004, we had 375 PSA 4000 units on hand fully reserved for.  In the event we obtain firm purchase orders  for PSA 4000 units, we would expect to reverse the related amount of inventory reserves in the applicable period.

            Research and Development Expenses

            Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, increased 12% to $1,329,000 for the nine months ended September 30, 2004 from $1,189,000 for the nine months ended September 30, 2003.  The increase is primarily due to an increase in costs associated with the development of the PSA 5000.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased 28% to $2,762,000 for the nine months ended September 30, 2004 from $2,156,000 for the nine months ended September 30, 2003.  This increase was primarily due to an increase in headcount related expenses, including bonus accruals, coupled with an increase in advertising costs as well as various consulting expenses, including equity research analyst fees, auditing fees and Nasdaq listing fees.

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

            Interest Income

            Interest income increased to $47,000 for the nine months ended September 30, 2004 from $18,000 for the nine months ended September 30, 2003.  This increase was due to higher average cash balances available for investment in 2004 due to the private equity financing completed in December 2003, which raised net proceeds of approximately $7.5 million.

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

Liquidity and Capital Resources

At September 30, 2004, our cash, cash equivalents and short-term investments were $3,770,000 as compared to $7,626,000 at December 31, 2003.

Our operating activities used cash of $3,735,000 in the nine months ended September 30, 2004 as compared to $3,288,000 in the nine months ended September 30, 2003.  The operating activities for 2004 included a non-cash expense of $1,046,080 related to the derivative accounting treatment of warrants issued in connection with our private placement completed in

December 2003.  The increase in net cash used in the nine month period ended September 30, 2004 compared to the same period in the prior year was due to the increased net loss combined with a decrease in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable (due to payments on shipments to Baxter) and a decrease in inventories in 2004.  Accounts payable and accrued expenses decreased significantly during the first nine months of 2004 due to the payment of accrued placement agent fees and other accrued costs associated with the private financing that was completed in December 2003.

Net cash provided by investing activities in the nine months ended September 30, 2004 was $976,000 as compared with $1,233,000 provided in the nine months ended September 30, 2003.  The decrease resulted from an increase in the purchase of short-term investments in 2004 (approximately $669,231 in the nine months ended September 30, 2004 compared to none in the nine months ended September 30, 2003) due to additional cash available to invest as a result of the private equity financing completed in December 2003 which raised net proceeds of approximately $7.5 million.

Our financing activities used cash of $81,000 in the nine months ended September 30, 2004 as compared to no financing activities during the nine months ended September 30, 2003.  The cash used during the nine months ended September 30, 2004 was due to costs associated with the private equity financing that was completed in December 2003, slightly offset by proceeds from the exercise of stock options.

Our principal source of liquidity at September 30, 2004 consisted of cash, cash equivalents and short-term investments, which aggregated approximately $3.8 million.  Our net working capital at September 30, 2004 was approximately $3.5 million.  We had a net working capital deficit of approximately $3.7 million at December 31, 2003, which was due primarily to warrant derivatives issued in connection with our common stock financing completed in December 2003, which raised net proceeds of approximately $7.5 million.  The warrants were classified as derivatives due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to complete the registration of the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004 and there is no future cash requirement with respect to this liability on behalf of the Company.  Consequently, the Company has equity of $3.6 million at September 30, 2004.  We believe that our existing cash, cash equivalents and short-term investments, and other current assets on hand at September 30, 2004 will be sufficient to conduct operations as planned into the third quarter of 2005.

We are significantly dependent on our distributor, Baxter, for sale of inventories of our principal product, the PSA 4000, and have not provided any additional inventory valuation reserves based upon Baxter’s current intention to purchase such inventories, although Baxter is not under any obligation to do so.

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

The Company believes that the success of the PSA 4000, and when introduced, the PSA 5000, as well as raising additional working capital are the most critical components to the Company’s ability to continue as a going concern.  The Company’s plan for the remainder of 2004 is to support the activities of its partner, Baxter, in the commercialization of the PSA 4000 with the PSArray2. The Company will make every attempt to conserve its cash resources and continue as a business.  Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology if its cash constraints will not allow it to execute its plan.  The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

At December 31, 2003, we had tax net operating loss carryforwards of approximately $46.2 million available to offset federal taxable income, which expire in varying amounts through 2023, and $29.0 million to offset state taxable income, which expire in varying amounts through 2008.  We also have research and development tax credit carryforwards of approximately $1.5 million available to offset income taxes, which expire in varying amounts through 2023.  In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards may be subject to annual limitations based upon ownership changes of our stock, which have occurred.  The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Off-Balance Sheet Financing

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of September 30, 2004.

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

During 2001, we began development of the PSArray2, which is a frontal-only disposable array sensor that attaches to and is used with our PSA 4000 consciousness-monitoring system.  The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.  We received FDA 510(k) clearance for the PSArray2 in October 2002.  The introduction and successful commercialization of this product is critical to our future success.  We began shipments of this product to Baxter, our exclusive distribution partner in the U.S. and Canada, during the fourth quarter of 2002.  Initial commercialization efforts for this product have only recently begun, and we are not currently able to predict as to when or whether this product will achieve commercial acceptance.

Our current agreement with Baxter provides Baxter with exclusive distribution rights for the PSA 4000 in the U.S. and Canada, making us significantly dependent upon Baxter for successful commercialization of this product.  There is no assurance that this will occur.  Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the operating room market segment.  In 2003, Baxter failed to meet minimum purchase requirements, however, we have not enforced our right to change the terms of the agreement, including Baxter’s exclusivity rights.  We may enter into additional distribution arrangements with other parties, enter into negotiations with Baxter to amend or modify our agreement or elect to enforce this right to change the terms of the existing agreement with Baxter.  There can be no assurance that we will obtain a new distribution partner for the PSA 4000 on terms that are mutually acceptable or that Baxter will continue to support the PSA 4000 at current levels, which would cause our business and results of operations to be materially and adversely affected.

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

Our ability to achieve future revenue growth or profitability will be dependent on the successful introduction of our newly developed product, the PSA 5000, and if we are unable to introduce and successfully commercialize this product, our business will be seriously harmed.

In February 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than it’s predecessor, the PSA 4000.  We are currently developing our marketing, sales and distribution strategy for the PSA 5000, and anticipate  launch of the product  in the middle of 2005.  There can be no assurance that we will obtain a suitable distribution partner for the PSA 5000 on terms that are mutually acceptable.  Further, we cannot assure that the introduction of the PSA 5000 will be accepted by customers, perform as anticipated or improve our results of operations or competitive position.  As the PSA 5000 has not been released for commercial sale, there is no way to predict commercial viability or future demand of this product.

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

We completed a private placement transaction in December 2003, through which we raised net proceeds of approximately $7.5 million. We expect that the proceeds from this private placement will allow us to have funds to conduct planned operations into the third quarter of 2005.  We may seek to raise capital through equity and/or debt issuance when such capital is available to us. There is no assurance, however, that we will be able to raise additional capital on acceptable terms. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants.

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

We have a limited history of operations.  Since our inception in January 1990, we have been primarily engaged in research and development of neurophysiological monitoring products.   To date, we have sold only a relatively small number of units of our HydroDot NeuroMonitoring System and these sales have generated only limited revenues.  Furthermore, these products are not central to our core business, which relates to the development and commercialization of the PSA 4000, and in the future, the PSA 5000.  We have had limited revenues from commercial sales of the PSA 4000 and have not yet released the PSA 5000 for commercial sale.  Accordingly, our historical results of operations may be of limited utility in evaluating our future prospects.   In addition, we do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability.  Whether we can successfully manage the transition to a larger scale commercial enterprise will depend upon the successful development of our manufacturing capability, the development of our marketing and distribution network, obtaining U.S. FDA and foreign regulatory approvals for future products and other potential products and strengthening our financial and management systems, procedures and controls.  With respect to our PSA 4000, and in the future with respect to the PSA 5000, we will need to develop a sales and marketing effort targeted towards anesthesiologists, rather than neurologists to whom we have previously marketed our products.  Accordingly, due to the significant change in our business associated with the PSA 4000, our historical financial information is of limited utility in evaluating our future prospects, and we cannot assure that we will be able to achieve or sustain revenue growth or profitability.

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

We have experienced significant operating losses since inception and as of September 30, 2004, had an accumulated deficit of approximately $64.8 million.  The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, market acceptance of the PSA 4000, and the future market acceptance of the PSA 5000.  In addition, competition, availability of third party reimbursement, implementing a distribution strategy for the PSA 5000 and other factors may affect our future results of operations.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease.  To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.  As of September 30, 2004, 100% of our total portfolio will mature in one year or less.  All securities are held in U.S. currency.

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

We furnished a Current Report on Form 8-K dated November 4, 2004, attaching our third quarter ended September 30, 2004 earnings release dated November 4, 2004.

We furnished a Current Report on Form 8-K dated July 28, 2004, attaching our second quarter ended June 30, 2004 earnings release dated July 28, 2004.

September 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE: November 15, 2004	BY:	/s/John A. Williams
John A. Williams
President, Chief Executive
Officer

	BY:	/s/Daniel W. Muehl
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 04, 2004 (This is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 04, 2004).