Form 10-K
period 2004-12-31
PHYSIOMETRIX INC
filed 2005-03-31
CIK 1010397

Use these links to rapidly review the document
INDEX
PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004.
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

        The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $12,349,965 as of February 28, 2005, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the NASDAQ SmallCap Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2005, the Registrant had outstanding 13,701,366 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Physiometrix, Inc.

PART I

Item 1. BUSINESS

Forward Looking Statements

        This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve certain risks and uncertainties. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein in the "Risk Factors" and in the documents incorporated herein by reference. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution, including statements related to distribution plans and arrangements and future marketing, sales and distribution strategies; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to Food and Drug Administration ("FDA") approvals; (ix) third-party reimbursement (x) operating and capital requirements: (xi) clinical trials; and (xii) other factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as "Risk Factors".

Introduction

        Physiometrix, Inc. (also referred to herein as "Physiometrix," "Company," "we," "us," and "our") designs, develops, manufactures and markets noninvasive, advanced medical products incorporating proprietary materials, electronics technology and software for use in neurological monitoring applications during surgical and diagnostic procedures. We sell our products for use in hospitals, clinics and physicians' offices domestically and internationally. Our current principal product focus is our Patient State Analyzer ("PSA 4000"), an innovative system for monitoring brain activity during anesthesia. The PSA 4000 and disposable PSArray2 and, when introduced, the PSA 5000, are our primary products and most important to our success. We believe that the success of generating revenues as well as raising additional working capital, are the most critical components to our ability to continue as a going concern. Our cash, cash equivalents, and short-term investments, which aggregated $2.6 million as of December 31, 2004, will be sufficient to conduct operations only until the beginning of the third quarter of 2005, at which time, we will be unable to meet our working capital requirements. Our plan for the remainder of 2005 is to raise additional working capital, support the activities of our partner, Baxter Healthcare Corporation ("Baxter"), in the commercialization of the PSA 4000 with the PSArray2, and to launch the PSA 5000. We are aware of one other company with similar products to the PSA 4000. We do not believe we will be at a significant disadvantage in marketing our products against this company.

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

        Patient State Analyzer.    The PSA 4000, which received initial 510(k) clearance from the Food and Drug Administration in June 2000, provides a simplified, user-friendly analysis of patient brain activity during surgical procedures involving general anesthesia. Currently, such monitoring conducted by EEG instruments is used only in a small percentage of all such procedures on a worldwide basis. Traditional EEG devices require a neurologist to interpret their data output. As a result, anesthesiologists are reluctant to use EEG monitoring during other surgical procedures, despite the potential benefits offered by brain monitoring, such as improved patient safety, shorter patient recovery times, and lower overall costs per procedure. On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and offers improved ergonomics as compared to the PSA 4000. We anticipate launch of the product in mid 2005 and we will continue our effort to sell the remaining PSA 4000's.

        We have shown in clinical studies that monitoring patients' brain activity during surgery with the PSA 4000 will improve patient safety and lower costs per surgical procedure by better controlling the amount of anesthesia administered during surgeries. This will reduce the amount of post-operative recovery time required, and eliminate the requirement of a neurologist or specialized technologist to interpret EEG results during surgery. We believe that these benefits create the opportunity for the PSA 4000 to become the standard of care during surgical interventions using general anesthesia. We market the PSA 4000 in the United States and Canada through Baxter, our exclusive distributor.

        Since the third quarter of 2000, substantially all of our sales were to Baxter under a distribution agreement, which provides Baxter with exclusive distribution rights to our PSA 4000 in the United States and Canada. The agreement extends through termination and is cancelable by either party upon six months notice. Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the operating room ("OR") market segment. In 2003 and 2004, Baxter failed to meet minimum purchase requirements, however, we have not enforced our right to change the terms of the agreement, including Baxter's exclusivity rights. We may enter into additional distribution arrangements with other parties, enter into negotiations with Baxter to amend or modify our agreement or elect to enforce this right to change the terms of the existing agreement with Baxter.

        In October 2002, we received 510(k) clearance from the FDA for the PSArray2, a new frontal-only disposable array sensor for use with the PSA 4000 system, and are currently shipping this new sensor to Baxter, our exclusive distributor in the United States and Canada. This new frontal array headpiece is designed to be easier to affix to the head during surgical procedures than our previous headpiece. We believe, based on our market research and feedback, that the availability of this new frontal headpiece has enhanced the attractiveness of the PSA 4000.

        The table below summarizes the principal products currently offered by us, the markets served by these products and their present development and/or commercialization status:

			% of Total Revenue (greater than 15%)
		Development/ Commercialization Status
Product	Description		2002	2003	2004
Patient State Analyzer	Intraoperative EEG monitoring system	Commercial sales	59%	49%	38%
PSArray2—Frontal array for use with Patient State Analyzer	Easier to use headpiece for use with Patient State Analyzer	Commercial sales	4%	21%	35%

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

        On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and offers improved ergonomics as compared to the PSA 4000. We anticipate launch of this product in mid 2005 and we will continue our effort to sell the remaining PSA 4000's.

Current Financial Condition

        Since inception, we have incurred cumulative net losses of approximately $66.0 million, including losses of approximately $6.3 million during 2004. For the year ended December 31, 2004, we used $5.0 million in cash flows from operating activities, and at December 31, 2004 had cash, cash equivalents and short-term investments of approximately $2.6 million.

        Our principal source of liquidity at December 31, 2004 consisted of cash, cash equivalents and short-term investments, which aggregated $2.6 million. We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to conduct operations only until the beginning of the third quarter of 2005, at which time we will be unable to meet our working capital requirements. As a result, there is substantial doubt about our ability to continue as a going concern. We plan to raise capital through equity and/or debt issuance when, and if, such capital is available to us. We are engaged in negotiations and discussions with potential sources of new capital, and at this stage, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all. If additional amounts cannot be raised and we are unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including the sale of our technology, filing for protection under the United States bankruptcy laws or cessation of operations.

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

  •
  Diversify Product Offerings to Increase Market Penetration.  We seek to offer a range of products, including hardware and disposable products designed to encourage broader use of EEG monitoring. Toward this end, we developed and received FDA 510(k) clearance for the PSArray2, a frontal headpiece for use with the PSA 4000 system in October 2002 and for the PSA 5000 next generation monitor in February 2004. We plan to commercially introduce the PSA 5000 during 2005.

  •
  Broaden Marketing Channels.  We have established a strategic relationship with Baxter for distribution of our PSA 4000 in the United States and Canada. We will seek to secure additional partners for distribution in major markets, principally the U.S., Europe and Japan. We intend to commercially introduce the PSA 5000 through either a direct sales force, which we would build following raising additional capital, or through new distribution partners or both.

  •
  Outsource Manufacturing to Control Costs.  We outsource many manufacturing processes to qualified contract manufacturers to control costs, maintain quality and reduce capital investment, while retaining control over key proprietary processes for certain components of our products.

Products and Technology

        PSA 4000.    We developed the PSA 4000 for brain monitoring in the operating room and in the intensive care unit. The PSA 4000 uses a single use disposable appliance to record EEG for continuous analysis. The PSA 4000 was designed to extract data known to be sensitive to the functional level of each region of the brain, the adequacy of blood supply and the interaction of each region with neighboring regions on the opposite side of the brain. Based on such measurements, statistical procedures will be used to deliver an analysis of the data into a measurement for monitoring the effects of anesthesia. During intraoperative procedures, the PSA 4000 will constantly monitor data and alert the anesthesiologist as to changes in the patient's state of consciousness. The PSA 4000 will provide the anesthesiologist with a readout regarding the patient's ideal anesthetized state.

        Traditionally, the anesthesiologist has had three objectives:

  •
  put the patient to sleep

  •
  prevent patient response to pain

  •
  ensure that the patient does not move during surgery

        Typically, a combination of drugs is used to accomplish this, including analgesics to block pain, drugs to induce unconsciousness and muscle relaxants to immobilize the patient. However, current anesthesia practice is not always successful. Cases of surgical awareness are reported each year and, while fewer in number, deaths during general anesthesia also occur. Other known issues related to overmedication include nausea and exceptionally long recovery times.

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

        The PSA 4000 represents a revised approach for brain monitoring during surgery. Market acceptance of this product will be dependent upon, among other things, the willingness of physicians, EEG technicians and others to adopt these products. Market acceptance will also be dependent upon our ability to convince potential users of the cost and efficacy advantages of this product. Since commercial introduction of the PSA 4000 in 2000, we have ascertained that the lack of a frontal headpiece for use in capturing signals from the brain has affected market acceptance. Accordingly, we developed and received regulatory approval for such a headpiece. The PSArray2 frontal headpiece, which received FDA 510(k) approval in October 2002, is attached only to the patient's forehead and is therefore easier to attach than our original headpiece. We believe, based on our market research and feedback, that the availability of the PSArray2 frontal headpiece has enhanced the attractiveness of the PSA 4000.

        PSA 5000.    On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and offers improved ergonomics as compared to the PSA 4000. We anticipate launch of the product in mid 2005 and we will continue our effort to sell the remaining PSA 4000's.

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

Marketing and Distribution

        We selected Baxter, a major medical products company with substantial experience and capabilities in sales of capital equipment to hospitals, anesthesiologists and other potential users of brain monitoring systems, as our exclusive distribution partner in the United States and Canada for the PSA 4000. We currently intend to increase our sales, marketing and clinical support force to market the PSA 4000 and PSA 5000 in conjunction with Baxter and to secure additional partners for distribution in major markets, principally the U.S., Europe and Japan. We may sell and market the PSA 5000, through Baxter, with a direct sales force which we would develop in conjunction with a new financing or through other partners.

        In May 2000, we entered into a distribution arrangement with Baxter for the exclusive distribution of our PSA 4000 in the United States and Canada. The agreement was amended on February 12, 2003. Under the terms of the amended agreement, and in order to maintain exclusivity, Baxter is required to make quarterly minimum purchases under the contract. The contract is cancelable by either party with six months notice.

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

        Research and development expenses for the years ended December 31, 2002, 2003 and 2004 were $2,229,736, $1,567,155 and $1,812,893 respectively, none of which was customer funded.

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

        We manufacture our products in conformance with FDA's Good Manufacturing Practices (GMPs). We are ISO 13485 certified and Certified Europe (CE)-marked both of which are required for the sale of our products in Europe. Any failure by us to remain in compliance with the GMPs or comply with ISO/European Norm ("EN") standards could have a material adverse effect on our business, financial condition and results of operation.

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

        We currently manufacture our PSA 4000 products as well as our HydroDot NeuroMonitoring Systems, and beginning in mid 2005, our PSA 5000 products, in limited quantities. We do not have experience in manufacturing our products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of products, including problems involving production yields, quality control and assurance, component supply and lack of qualified personnel. Difficulties encountered by us in scaling up manufacturing could have a material adverse effect on our business, financial condition and results of operations.

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

Patents and Proprietary Rights

        Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to our business. The patent positions of medical device companies, including ours, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patent applications will result in the issuance of patents, or that our issued or any future patents will provide significant protection or commercial advantage or will not be circumvented by others. Since patent applications are secret for 18 months after filing, or longer if permitted under applicable regulation, in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurance that patents held by or licensed to us or any patents that may be issued as a result of our pending or future patent applications will be of commercial benefit, afford us adequate protection from competing products or technologies or will not be challenged by competitors or others or declared invalid. Also, there can be no assurance that we will have the financial resources to defend our patents from infringement or claims of invalidity.

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

Government Regulation

  United States

        Our PSA 4000, PSA 5000, PSArray2, HydroDot NeuroMonitoring System, including its family of e-Nets, and HydroDot biosensors, HydroSpot, and other potential products are and will be regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP"). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life sustaining, life supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A premarket approval ("PMA") application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class II device for which the FDA has called for such applications.

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

  International

        International sales of our products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. We have obtained necessary regulatory approvals in certain European countries and Canada and will continue to seek approval in Japan in connection with future marketing and sales efforts.

        In connection with future sales in the European market, we implemented policies and procedures which allowed our manufacturing and quality assurance processes to receive ISO13485:1996 certification. These standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules which require that medical products receive the CE mark, an international symbol of quality and compliance with applicable European medical device directives. We received our EC certificate for electroencephalograph products to market the PSA 4000 and PSA 5000 in the European community.

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

Employees

        As of December 31, 2004, we had 45 full time employees. Of these employees, 10 were engaged in research and development activities, 15 in manufacturing and manufacturing engineering, 7 in quality assurance and regulatory affairs, 7 in sales and marketing, and 6 in general and administrative functions. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

General Information

        Physiometrix was incorporated in Delaware in 1996. Our headquarters location and mailing address is 101 Billerica Ave. Bldg 5, N. Billerica, Massachusetts 01862, and the telephone number at that location is (978) 670-2422. Our Common Stock trades on the Nasdaq SmallCap Market under the symbol "PHYX." Our website is located at http://www.physiometrix.com. We make our periodic and current reports that are filed with the Securities and Exchange Commission ("SEC"), including reports on Form 10-K, Form 10-Q and Form 8-K, available, free of charge, on our website as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. In addition, the public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. Information about the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. All reports and information electronically filed by us with the SEC may also be obtained on the SEC's website located at http://www.sec.gov.

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

        We will need additional funds, and such funds may not be available on commercially reasonable terms when we need them, and as a result, there is substantial doubt about our ability to continue as a going concern.

        We anticipate that our current cash, cash equivalents and short-term investments are adequate to maintain our current and planned operations only until the beginning of the third quarter of 2005, at which time, we will be unable to meet our working capital requirements. As a result, there is substantial doubt about our ability to continue as a going concern. We plan to raise capital through equity and/or debt issuance when, and if, such capital is available to us. There is no assurance, however, that we will be able to raise additional capital on acceptable terms, or at all. If we cannot raise additional capital, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other strategic alternatives up to and including the sale of our technology, filing for protection under the United States bankruptcy laws or ceasing operations.

        We plan to continue to expend substantial funds for obtaining regulatory approvals, continuing sales and marketing activities and research and development. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business. Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory matters, and the extent to which the PSA 4000 and PSA 5000 gain market acceptance. Any additional financing, if required, may not be available on satisfactory terms or at all. Future equity financings may result in dilution to the holders of our common stock. Future debt financing may require us to pledge assets and to comply with financial and operational covenants.

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

        We are significantly dependent on our distributor, Baxter, for sale of inventories of our principle product, the PSA 4000.

        Our current agreement with Baxter provides Baxter with exclusive distribution rights for the PSA 4000 in the U.S. and Canada, making us significantly dependent upon Baxter for successful commercialization of this product. There is no assurance that this will occur. The agreement extends through termination and is cancelable by either party upon six months notice. Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the operating room market segment. In 2003 and 2004, Baxter failed to meet minimum purchase requirements, however, we have not enforced our right to change the terms of the agreement, including Baxter's exclusivity rights. We may enter into additional distribution arrangements with other parties, enter into negotiations with Baxter to amend or modify our agreement or elect to enforce this right to change the terms of the existing agreement with Baxter. There can be no assurance that we will obtain a new distribution partner for the PSA 4000 on terms that are mutually acceptable or that Baxter will continue to support the PSA 4000 at current levels, which would cause our business and results of operations to be materially and adversely affected.

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

        In February 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and offers improved ergonomics as compared to the PSA 4000. We are currently developing our marketing, sales and distribution strategy for the PSA 5000, and anticipate launch of the product in the middle of 2005. Should we determine that the PSA 5000 can best be marketed through a distribution partner, there can be no assurance that we will be able to obtain a suitable distribution partner for the PSA 5000 on terms that are mutually acceptable. Further, we cannot assure that the introduction of the PSA 5000 will be accepted by customers, perform as anticipated or improve our results of operations or competitive position. As the PSA 5000 has not been released for commercial sale, there is no way to predict commercial viability or future demand of this product.

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

        In addition, we recently received FDA clearance for our new product, the PSA 5000. The PSA 5000 has not yet been released for commercial sale. Prior to its release, new or enhanced technologies could emerge, resulting in the inability of the PSA 5000 to achieve market acceptance. In addition, there is no assurance the PSA 5000 will perform as anticipated or that customers will accept or demand this technology. Further, we may not be able to successfully adapt the PSA 5000 to other applications.

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

        We have experienced significant operating losses since inception and as of December 30, 2004, had an accumulated deficit of approximately $66.0 million. The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures. We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, market acceptance of the PSA 4000, and the future market acceptance of the PSA 5000. In addition, competition, availability of third party reimbursement, implementing a distribution strategy for the PSA 5000 and other factors may affect our future results of operations.

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

        Failure of users of the PSA 4000 and PSA 5000 to obtain adequate reimbursement from third party payers could limit market acceptance of the system, which could prevent us from growing our business.

        Anesthesia providers are generally not reimbursed separately for patient monitoring activities, including any such activities that would involve use of the PSA 4000 and PSA 5000. Accordingly, potential users of the PSA 4000 and PSA 5000 may have to justify its use based on the clinical and cost benefits they believe use of the system provides. For hospitals and outpatient surgical centers, when reimbursement is based on charges or costs, patient monitoring with the PSA 4000 and PSA 5000 may reduce reimbursements for surgical procedures, because charges or costs may decline as a result of monitoring with the PSA 4000. Failure by hospitals and other users of the PSA 4000 and PSA 5000 to obtain adequate reimbursement from third-party payers, or any reduction in the reimbursement by third-party payers to hospitals and other users as a result of using the PSA 4000 and PSA 5000 could limit market acceptance of the PSA 4000 and PSA 5000, which could prevent us from growing our revenues and our business.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock has been traded on the Nasdaq SmallCap Market under the symbol PHYX. During 2001 and through October 29, 2002, our Common Stock was traded on the Nasdaq National Market under the same symbol. The number of record holders of our Common Stock at February 28, 2005 was 70. The number of record owners was determined from our stockholder records maintained by our transfer agent and does not include beneficial owners or our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe that the number of beneficial owners of our common stock held by others as or in nominee names exceeds 2,100 in number. We have not paid any dividends since our inception and do not intend to pay any dividends in the foreseeable future.

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

        Quarterly high and low stock prices are as follows:

Quarter Ended	High	Low
March 31, 2004	$3.070	$1.650
June 30, 2004	$1.710	$1.170
September 30, 2004	$2.390	$1.300
December 31, 2004	$2.110	$0.880
Quarter Ended	High	Low
March 31, 2003	$0.900	$0.400
June 30, 2003	$1.750	$0.680
September 30, 2003	$2.780	$1.020
December 31, 2003	$3.500	$1.370

EQUITY COMPENSATION PLAN INFORMATION

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004, including the 1991 Incentive Stock Plan, the 1996 Director Option Plan, the 2000 Supplemental Stock Plan, and the 2001 Incentive Stock Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders(1)	1,664,052	$2.64	1,181,354
Equity compensation plans not approved by securityholders(2)	1,500	$5.50	98,500

Total	1,665,552		1,279,854

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

Item 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2000	2001	2002	2003	2004
Statements of Operations Data:
Revenues	$2,466,595	$2,718,305	$1,017,164	$1,737,804	$1,891,112
Cost of products sold	2,957,652	6,627,461	1,151,344	2,096,347	1,942,529

Gross deficit	(491,057)	(3,909,156)	(134,180)	(358,543)	(51,417)
Costs and expenses:
Research and development	2,775,324	3,850,155	2,229,736	1,567,155	1,812,893
Selling, general and administrative	2,595,554	4,987,845	3,276,932	3,218,964	3,486,182

	5,370,878	8,838,000	5,506,668	4,786,119	5,299,075

Operating loss	(5,861,935)	(12,747,156)	(5,640,848)	(5,144,662)	(5,350,492)
Change in fair value of warrant derivative	—	—	—	(2,929,131)	(1,046,080)
Interest income	1,139,802	752,106	117,225	23,540	59,110

Net loss	$(4,722,133)	$(11,995,050)	$(5,523,623)	$(8,050,253)	$(6,337,462)

Basic and diluted net loss per common share	$(0.60)	$(1.42)	$(0.66)	$(0.91)	$(0.47)

Shares used in computing basic and diluted net loss per common share	7,812,544	8,420,667	8,422,560	8,836,118	13,594,751

	December 31,
	2000	2001	2002	2003	2004
Cash, cash equivalents and short-term investments	$21,850,127	$10,727,991	$3,933,917	$7,626,049	$2,588,737
Working capital (deficit)	22,426,459	10,276,802	4,980,834	(3,721,478)	2,379,974
Total assets	25,096,179	12,808,656	5,808,011	8,772,201	3,196,216
Accumulated deficit	(34,084,391)	(46,079,441)	(51,603,064)	(59,653,317)	(65,990,779)
Total stockholders' equity (deficit)	22,983,557	10,897,930	5,348,285	(3,541,810)	2,483,692

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of Physiometrix should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-K. This Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described herein in the Risk Factors section of Item 1 of this Report on Form 10-K and in the documents incorporated herein by reference. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include, but are not limited to, statements concerning (i) business strategy; (ii) products under development; (iii) other products; (iv) marketing and distribution, including statements related to distribution plans and arrangements and future marketing, sales and distribution strategies; (v) research and development; (vi) manufacturing; (vii) competition; (viii) government regulation especially as it relates to Food and Drug Administration ("FDA") approvals; (ix) third-party reimbursement; (x) operating and capital requirements; (xi) clinical trials; and (xii) other factors that might be described from time to time in periodic filings with the Securities and Exchange Commission and include those set forth in this Annual Report on Form 10-K as "Risk Factors".

Overview

        Since our inception in January 1990, we have been engaged primarily in the design and development and more recently the manufacture and sale of noninvasive, advanced medical products. Our products, which incorporate proprietary materials and electronics technology, are used in neurological monitoring applications. Our principal product is the Patient State Analyzer ("PSA 4000"), a consciousness monitoring system. The PSA 4000 is used with the PSArray2, a frontal-only disposable array sensor which attaches to the PSA 4000. We received 510(k) clearance from the FDA for the PSArray2 in October 2002. The PSArray2 was developed in an effort to improve market acceptance of the PSA 4000.

        We have a limited history of operations and have experienced significant operating losses since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $66.0 million. We anticipate that our operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which our products gain market acceptance, the introduction of our new product, the PSA 5000, the introduction of alternative means for neurophysiological monitoring and competition. Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which we establish distribution channels for our products domestically and internationally.

        Since the third quarter of 2000, substantially all of our sales were to Baxter Healthcare Corporation ("Baxter") under a distribution agreement, which provides Baxter with exclusive distribution rights to our PSA 4000 in the United States and Canada. The agreement extends through termination and is cancelable by either party upon six months notice after December 31, 2003. Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, we have the option to convert their distribution agreement into a non-exclusive relationship for the operating room market segment. In 2003, Baxter failed to meet minimum purchase requirements, however, we have not enforced our right to change the terms of the agreement, including Baxter's exclusivity rights. We may enter into additional distribution arrangements with other parties, enter into negotiations with Baxter to amend or modify our agreement or elect to enforce this right to change the terms of the existing agreement with Baxter.

        On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and offers improved ergonomics as compared to the PSA 4000. We anticipate launch of this product in mid 2005. We do not believe that the PSA 5000 will result in the obsolescence of the PSA 4000.

        Our principal source of liquidity at December 31, 2004 consisted of cash, cash equivalents and short-term investments, which aggregated $2.6 million. We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to conduct operations only until the beginning of the third quarter of 2005, at which time, we will be unable to meet our working capital requirements. As a result, there is substantial doubt about our ability to continue as a going concern. We plan to raise capital through equity and/or debt issuance when, and if, such capital is available to us. We are engaged in negotiations and discussions with potential sources of new capital, and at this stage, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all. If additional amounts cannot be raised and we are unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including the sale of our technology, filing for protection under the United States bankruptcy laws or cessation of operations.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the financial statements included in Item 15 of this Form 10-K. Management believes the most critical accounting policies are as follows:

  Use of Estimates

        We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These principles require that we make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in connection with determining the market value of inventory, if lower than cost, and establishing allowances for bad debts. Actual results could differ from those estimates.

  Revenue Recognition

        We recognize revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

  Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market value. Provisions for excess inventory are primarily based on management's estimates of forecasted net sales levels. We believe that our net inventories included in our balance sheet at December 31, 2004 are fully realizable and are expected to be sold within the next twelve months. On February 10, 2004, we received clearance from the Food and Drug Administration ("FDA") for commercial distribution of our PSA 5000 next generation monitor. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than it's predecessor the PSA 4000. We anticipate launch of the product through a new distribution partner in mid 2005 and will continue our effort to sell the remaining PSA 4000's.

        At December 31, 2004, we had 350 PSA 4000 units on hand with 310 units on hand fully reserved for. In the event we sell in excess of 40 units up to 350 units, we would expect to recognize 100% gross margin on the shipments.

  Warrant Derivative

        We had a derivative liability from December 2, 2003 through February 5, 2004, which resulted from a potential cash settlement, which was required in the event we could not successfully register the shares underlying the warrants, issued in connection with our common stock financing completed in December 2003. We account for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants were included as a liability and valued at fair market value until we met the criteria under EITF 00-19 for equity. A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003, and declared effective on February 5, 2004. Therefore, the value of the warrants was reclassified as stockholders' equity in the first quarter of 2004 and there is no future cash requirement with respect to this liability on behalf of the Company.

  Stock—Based Compensation

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

        We follow the disclosure-only provisions under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure".

        In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The provisions of SFAS No. 123(R) must be applied at the beginning of the first interim or annual period beginning after June 15, 2005. We are in the process of evaluating the impact of this new pronouncement on our financial statements.

Results of Operations

  Years Ended December 31, 2004 and 2003

  Revenues

        Revenues increased 9% to $1,891,000 for the year ended December 31, 2004 from $1,738,000 for the year ended December 31, 2003. This increase was primarily due an increase in PSArray2 sales. We shipped 87,000 PSArray2 units for $653,000 during 2004 as compared to 48,000 units shipped for $360,000 in 2003. Additionally, we shipped 236 PSA 4000 units during the year ended December 30, 2004 compared to 225 PSA 4000 units shipped for the year ended December 30, 2003. Revenue for the PSA 4000 shipments was down slightly in 2004 compared to 2003 due to a reduction in the average selling price of the PSA 4000. Future PSA 4000 revenues are entirely dependent on the acceptance of the new PSArray2 by anesthesiologists, which was developed in 2002 in an effort to improve market acceptance of the PSA 4000. Our current agreement with Baxter provides Baxter with exclusive distribution rights for the PSA 4000 in the U.S. and Canada, making us significantly dependent upon Baxter for successful commercialization of this product. There is no assurance that this will occur. Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year. We intend to launch the PSA 5000 in 2005 and we will continue our effort to sell the remaining PSA 4000's.

  Cost of Products Sold

        Cost of products sold decreased 7% to $1,943,000 for the year ended December 31, 2004 from $2,096,000 for the year ended December 31, 2003. This decrease was primarily due to the shipments of 111 PSA 4000 units in 2004, which were shipped at no cost due to being 100% reserved for in prior years based on uncertainty as to the saleability of the units.

  Gross Deficit

        The gross deficit incurred during the years ended December 31, 2004 and 2003, resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing group exceeding the reported revenues. The gross deficit decreased by $307,000 during the year ended December 31, 2004 compared to the same period in the prior year primarily due to the shipment of 111 PSA 4000 units which were shipped at no cost due to being 100% reserved for in prior years based on uncertainty as to the saleability of the units.

  Research and Development Expenses

        Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, increased 16% to $1,813,000 for the year ended December 31, 2004 from $1,567,000 for the year ended December 31, 2003. The increase is primarily due to an increase in costs associated with the development of the PSA 5000, slightly offset by a decrease in salary related expenses due to staff reductions undertaken during 2004. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and ergonomic than its predecessor the PSA 4000.

  Selling, General and Administrative Expenses

        Selling, general and administrative increased 8% to $3,486,000 for the year ended December 31, 2004 from $3,219,000 for the year ended December 31, 2003. This increase was primarily due to a small increase in headcount related expense, coupled with an increase in advertising costs, consulting expenses and auditing fees.

  Change in Fair Value of Warrant Derivative

        During the fourth quarter of 2003 and first quarter of 2004, we recorded a non-cash expense of $2,929,131 and $1,046,080, respectively, related to warrants issued in connection with our common stock financing in December 2003. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, warrants are included as a liability and valued at fair market value until the criteria under EITF 00-19 for equity are met. The warrants issued by the Company in the private placement transaction were classified as a derivative and recorded as a liability due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction. We valued the warrant derivative using the Black-Scholes model using the following assumptions in 2003: risk-free interest rate of 3.27%, expected life of warrants of 5 years, expected stock volatility of 167% and no expected dividend yield. A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and declared effective on February 5, 2004. Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004. We valued the warrant derivative on February 5, 2004, using the following assumptions: risk-free interest rate of 3.16%, expected life of warrants of 4.83 years, expected stock volatility of 157% and no expected dividend yield.

  Interest Income

        Interest income increased to $59,000 for the year ended December 31, 2004 from $24,000 for the year ended December 31, 2003. This increase was due to higher average cash balances available for investment in 2004 due to the private equity financing completed in December 2003, which raised net proceeds of approximately $7.5 million.

  Income Taxes

        We have experienced operating losses since inception and therefore have not paid any federal income taxes since our inception. We account for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2004 and 2003, were established in each period to reflect these uncertainties.

  Years Ended December 31, 2003 and 2002

  Revenues

        Revenues increased 71% to $1,738,000 for the year ended December 31, 2003 from $1,017,000 for the year ended December 31, 2002. This increase is primarily due to an increase in the number of PSA 4000 units shipped during 2003. We did not ship any PSA 4000 units during 2002 as compared to 225 units shipped in 2003. Revenue of $600,000 recognized in 2002 represented the removal of an acceptance contingency on units shipped to Baxter during 2001. The improved revenues in 2003 were also due to the introduction of the PSArray2, which received FDA 510(k) clearance on October 7, 2002. Shipments to Baxter of the PSArray2 during 2003 accounted for revenue of $360,000 as compared to revenue of $38,000 for 2002.

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

  Change in fair value of warrant derivatives

        During the fourth quarter of 2003, we recorded a non-cash expense of $2,929,131 related to warrants issued in connection with our common stock financing completed in December 2003. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants are included as a liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for equity. The warrants were classified as derivatives and recorded as a liability due to the possibility of the Company having to pay out certain cash penalties in the event we failed to register the shares underlying the warrants under the Securities Act of 1933, as amended within 90 days after the closing of the private placement transaction. We valued the warrant derivative using the Black-Scholes model. A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003, and declared effective on February 5, 2004.

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

Selected Quarterly Financial Data:

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003(1)	March 31, 2004(1)	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$238,744	$200,524	$609,095	$689,441	$197,194	$831,123	$437,791	$425,004
Cost of products sold.	340,116	331,130	657,332	767,769	330,126	708,965	510,085	393,353
Gross margin (deficit)	(101,372)	(130,606)	(48,237)	(78,328)	(132,932)	122,158	(72,294)	31,651
Operating loss	(1,199,712)	(1,300,263)	(1,125,790)	(1,518,897)	(1,452,962)	(1,197,590)	(1,523,657)	(1,176,283)
Net loss	(1,189,469)	(1,294,429)	(1,124,253)	(4,442,102)	(2,479,999)	(1,182,535)	(1,510,828)	(1,164,100)
Basic and diluted net loss per share	$(0.14)	$(0.15)	$(0.13)	$(0.49)	$(0.19)	$(0.09)	$(0.11)	$(0.09)

(1)
During the fourth quarter of 2003 and first quarter of 2004, we recorded a non-cash expense of $2,929,131, and $1,046,080 respectively, related to a warrant derivative issued in connection with our common stock financing completed in December 2003, which raised net proceeds of approximately $7.5 million.

Liquidity And Capital Resources

        At December 31, 2004, our cash, cash equivalents and short-term investments were $2,589,000 as compared to $7,626,000 at December 31, 2003.

        Our operating activities used cash of $4,975,000 in the year ended December 31, 2004 as compared to $3,798,000 in the year ended December 31, 2003. The operating activities for 2004 and 2003 included a non-cash expense of $1,046,080 and $2,929,131 respectively, related to the derivative accounting treatment of free-standing unregistered warrants issued in connection with our private placement completed in December 2003. The $1,176,000 increase in net cash used in operating activities in 2004 compared to 2003 was a result of a large decrease in accounts payable and accrued expenses due to professional fees accrued in 2003 and paid in 2004 associated with the common stock financing completed in December 2003. Also contributing to the increase in net cash used in operating activities was a smaller decrease in inventory during 2003 than during 2004 as a result of PSA 4000 units being reserved for during 2002 and 2003.

        Net cash provided by investing activities in the year ended December 31, 2004 was $2,470,000, as compared with $2,319,000 used in the year ended December 31, 2003. The increase was due primarily to a decrease in the purchase of short-term investments combined with an increase in the proceeds from maturities of short-term investments due to cash becoming available to invest in 2003 as a result of the private equity financing completed in December 2003 which raised net proceeds of approximately 7.5 million.

        Our financing activities used cash of $25,000 in the year ended December 31, 2004 as compared to $7,527,000 of cash provided in the year ended December 31, 2003. During the fourth quarter of 2003, we completed a private placement of common stock and warrants to purchase common stock that raised approximately $7.5 million in net proceeds. The 2004 financing activities represented the exercise of employee stock options coupled with costs associated with the private placement of our common stock that occured in December 2003.

        Our principal source of liquidity at December 31, 2004 consisted of cash, cash equivalents and short-term investments, which aggregated $2.6 million. Our net working capital at December 31, 2004 was approximately $2.4 million. We had a net working capital deficit of approximately $3.7 million at December 31, 2003, which was due primarily to warrant derivatives issued in connection with our common stock financing during December 2003, which raised net proceeds of approximately $7.5 million. The warrants were classified as derivatives due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to complete the registration of the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction. A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003, and declared effective on February 5, 2004. Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004 and there is no future cash requirement with respect to this liability on behalf of the Company.

        We anticipate that our existing cash, cash equivalents and short-term investments, and other current assets on hand at December 31, 2004 will be sufficient to conduct operations only until the beginning of the third quarter of 2005, at which time, we will be unable to meet our working capital requirements. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise capital through equity and/or debt issuance when, and if, such capital is available to us. We are engaged in negotiations and discussions with potential sources of new equity capital, and at this stage, we can not assure you that we will be able to raise additional capital on acceptable terms, or at all. Future equity financings may result in dilution to the holders of our common stock. Future debt financings may require us to pledge assets and to comply with financial and operational covenants. If additional amounts can not be raised at acceptable terms and we were unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States bankruptcy laws or cessation of operations.

        We are significantly dependent on our distributor, Baxter, for sale of inventories of our principal product, the PSA 4000.

        The Company believes that the success of generating revenues as well as raising additional working capital are the most critical components to the Company's ability to continue as a going concern. The Company's plan for the remainder of 2005 is to support the activities of its partner, Baxter, in the commercialization of the PSA 4000 with the PSArray2 and to launch the PSA 5000 next generation monitor. The Company will make every attempt to conserve its cash resources and continue as a business. Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology or other strategic alternatives if the Company's cash constraints will not allow it to execute its plan. The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

        At December 31, 2004, we had tax net operating loss carryforwards of approximately $52.4 million available to offset federal taxable income, which expire in varying amounts through 2024, and $31.7 million to offset state taxable income, which expire in varying amounts through 2009. We also have research and development tax credit carryforwards of approximately $1.6 million available to offset federal income taxes, which expire in varying amounts through 2024. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards may be subject to annual limitations based upon ownership changes of our stock which have occurred. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The provisions of SFAS No. 123(R) must be applied at the beginning of the first interim or annual period beginning after June 15, 2005. We are in the process of evaluating the impact of this new pronouncement on our financial statements.

Off Balance Sheet Financing

        We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of December 31, 2004.

Overview of Contractual Obligations

		Payments Due by Period
Contractual Obligations
		Less than 1 year		3 - 5 years	More than 5 years
	Total		1 - 3 years
Operating Leases	$184,714	$175,781	$8,933	—	—

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of December 31, 2004, 100% of our total portfolio will mature in one year or less.

        In connection with our private placement transaction completed in 2003, we issued warrants to purchase an aggregate of 4,957,488 shares of common stock. The terms of the private placement required the Company to register with the Securities and Exchange Commission the shares sold in the private placement, including the shares underlying the warrants, and provided for the possibility of the Company having to pay out certain cash penalties in the event we failed to register such shares underlying the warrants within 90 days after the closing of the private placement transaction. Accordingly, this resulted in a derivative contract in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants are included as a liability and valued at fair market value until we meet the criteria under EITF 00-19 for permanent equity. We value the derivative warrant using the Black-Scholes model. The derivative was valued at the date of the transaction in the amount of $8.4 million and then revalued at $11.3 million on December 31, 2003. A registration statement covering the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003, and declared effective on February 5, 2004. The warrants were revalued on February 5, 2005 at $12.4 million and were reclassified as stockholders' equity in the first quarter of 2004. The relevant assumptions included in the calculation in 2003 were a term of 5 years, an interest rate of 3.27% and a volatility of 1.67. The relevant assumptions included in the calculation in 2004 were a term of 4.83 years, an interest rate of 3.16% and a volatility of 1.57.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements begin on page F-1.

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

Item 9B. OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2005 Annual Meeting of Stockholders (the "Proxy Statement") to be held June 2, 2005 and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 Election of Directors" in the Proxy Statement.

        The executive officers of the Registrant, who are elected by the board of directors, are as follows:

Name	Age	Position
John A. Williams	57	President, Chief Executive Officer and Director
Daniel W. Muehl	42	Vice President of Finance & Administration and Chief Financial Officer

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by Item 14 is incorporated herein by reference to the Section entitled "Independent Public Accountants" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  1. Financial Statements

    The following Financial Statements of Physiometrix, Inc. and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm are in this Form 10-K.

    2.  Financial Statement Schedules

    All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    3.  Exhibits

    Refer to (c) below.

  (b)  Reports on Form 8-K

    We furnished a Current Report on Form 8-K dated March 3, 2005, attaching our fourth quarter ended December 31, 2004 earnings release dated March 3, 2005.

    We furnished a Current Report on Form 8-K dated February 28, 2005, attaching a Notice of failure to satisfy a continued Nasdaq listing rule.

    We furnished a Current Report on Form 8-K dated November 4, 2004, attaching our third quarter ended September 30, 2004 earnings release dated November 4, 2004.

    We furnished a Current Report on Form 8-K dated July 28, 2004, attaching our second quarter ended June 30, 2004 earnings release dated July 28, 2004.

  (c)  Exhibits

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company, as amended.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Form of Warrant Agreement between the Company and Cruttenden Roth Incorporated, with form of Warrant attached.
10.1(1)	Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2(1)	1991 Incentive Stock Plan and Form of Stock Option Agreement thereunder.
10.3(2)	1996 Director Option Plan.

10.4(2)	1996 Employee Stock Purchase Plan and forms of agreements thereunder.
10.5(1)	Lease dated October 11, 1994 between the Company and Yvon Cormier, Trustee of YCEE Investment Trust, for a facility located at Five Billerica Park, 101 Billerica Avenue, North Billerica, Massachusetts 01862.
10.6(1)	Restated Shareholder Rights Agreement dated June 24, 1994 between the Company and certain holders of the Company's securities.
10.7(3)	Stock Purchase Agreement dated February 29, 2000 between the Registrant and the purchasers of common stock of the Registrant named therein, including form of Stock Purchase Warrant and other exhibits thereto.
10.8(4)	Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000 by and between the Company and Baxter Healthcare Corporation.
10.9(6)	Amendment A to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.10(6)	Amendment B to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.11(5)	2000 Supplemental Stock Plan.
10.12(5)	2001 Stock Option Plan.
10.13(7)	Amendment C to Strategic Alliance and Exclusive Distribution Agreement dated May 31, 2000.
10.14(8)	Stock Purchase Agreement dated December 02, 2003 between the Registrant and the purchasers of common stock of the Registrant named therein, including form of Stock Purchase Warrant and other exhibits thereto.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to page 39.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-69106) and incorporated by reference.

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

Signature	Title	Date

/s/ JOHN A. WILLIAMS John A. Williams	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005
/s/ DANIEL W. MUEHL Daniel W. Muehl	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005
/s/ THOMAS BARUCH Thomas Baruch	Director	March 31, 2005
/s/ JAMES SAALFIELD James Saalfield	Director	March 31, 2005
/s/ CHRISTOPHER MITCHELL Christopher Mitchell	Director	March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Physiometrix, Inc.

        We have audited the accompanying balance sheets of Physiometrix, Inc. as of December 31, 2003 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physiometrix, Inc. at December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, and has a significant accumulated deficit. Additionally, the Company believes its cash, cash equivalents and short-term investments on hand at December 31, 2004 are sufficient to conduct its operations only until the beginning of the third quarter of 2005, at which time the Company will be unable to meet its working capital needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 11, 2005

PHYSIOMETRIX, INC.
BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,099,155	$1,569,291
Short-term investments	3,526,894	1,019,446
Accounts receivable, net of allowance for doubtful accounts of $4,341 in 2003 and $2,136 in 2004	304,392	255,222
Inventories	560,294	150,443
Prepaid expenses	101,798	98,096

Total current assets	8,592,533	3,092,498
Equipment, net	179,668	103,718

Total assets	$8,772,201	$3,196,216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$147,762	$172,753
Accrued expenses	823,519	539,771
Warrant derivative contract	11,342,730	—

Total current liabilities	12,314,011	712,524
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized: none issued or outstanding	—	—
Common stock: $.001 par value, 50,000,000 shares authorized; 13,380,481 shares in 2003 and 13,701,366 shares in 2004 issued and outstanding	13,380	13,701
Additional paid-in capital	56,098,127	68,461,448
Unrealized loss on available-for-sale securities	—	(678)
Accumulated deficit	(59,653,317)	(65,990,779)

Total stockholders' equity (deficit)	(3,541,810)	2,483,692

Total liabilities and stockholders' equity (deficit)	$8,772,201	$3,196,216

See accompanying notes.

PHYSIOMETRIX, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2003	2004
Revenues	$1,017,164	$1,737,804	$1,891,112
Cost of products sold	1,151,344	2,096,347	1,942,529

Gross deficit	(134,180)	(358,543)	(51,417)
Costs and expenses:
Research and development	2,229,736	1,567,155	1,812,893
Selling, general and administrative	3,276,932	3,218,964	3,486,182

	5,506,668	4,786,119	5,299,075

Operating loss	(5,640,848)	(5,144,662)	(5,350,492)
Other income (expense):
Change in fair value of warrant derivative	—	(2,929,131)	(1,046,080)
Interest income	117,225	23,540	59,110

	117,225	(2,905,591)	(986,970)

Net loss	$(5,523,623)	$(8,050,253)	$(6,337,462)

Basic and diluted net loss per common share	$(0.66)	$(0.91)	$(0.47)

Shares used in computing basic and diluted net loss per common share	8,422,560	8,836,118	13,594,751

See accompanying notes.

PHYSIOMETRIX, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2002	2003	2004
Operating activities:
Net loss	$(5,523,623)	$(8,050,253)	$(6,337,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,457	221,764	112,677
Change in fair value of warrant derivative	—	2,929,131	1,046,080
Stock-based compensation in connection with issuance of stock options to consultants	(21,978)	49,320	—
Changes in operating assets and liabilities:
Accounts receivable	(29,426)	(243,186)	49,170
Inventories	7,239	771,141	409,851
Prepaid expenses	73,403	12,204	3,702
Accounts payable and accrued expenses	(1,451,000)	511,555	(258,757)

Net cash used in operating activities	(6,700,928)	(3,798,324)	(4,974,739)
Investing activities:
Purchase of equipment	(89,102)	(33,981)	(36,727)
Purchase of short-term investments	(3,270,823)	(3,526,909)	(669,231)
Proceeds from maturity of short-term investments	10,019,784	1,241,530	3,176,001

Net cash provided by (used in) investing activities	6,659,859	(2,319,360)	2,470,043
Financing activities:
Private placement cash offering costs	—	—	(87,756)
Proceeds from issuance of common stock and warrants	651	7,526,797	62,588

Net cash provided by (used in) financing activities	651	7,526,797	(25,168)

Net increase (decrease) in cash and cash equivalents	(40,418)	1,409,113	(2,529,864)
Cash and cash equivalents at beginning of year	2,730,460	2,690,042	4,099,155

Cash and cash equivalents at end of year	$2,690,042	$4,099,155	$1,569,291

Non-cash financing activities:
Issuance of warrant derivative contract in connection with private placement of Common Stock	—	$8,413,599	—

See accompanying notes.

PHYSIOMETRIX, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Unrealized Gain (loss) on Available for Sale Securities
			Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2001	8,421,952	$8,422	$56,997,319	$(35,425)	$7,055	$(46,079,441)	$10,897,930
Issuance of common stock upon exercise of options	1,042	1	650				651
Adjustment of value to options issued to consultants			(52,934)	52,934			—
Stock compensation				(21,978)			(21,978)
Components of comprehensive net loss:
Net loss						(5,523,623)	(5,523,623)
Change in unrealized gain on available-for-sale securities					(4,695)		(4,695)

Comprehensive net loss							(5,528,318)

Balance at December 31, 2002	8,422,994	8,423	56,945,035	(4,469)	2,360	(51,603,064)	5,348,285
Issuance of common stock pursuant to private placement offering, net of cash offering costs	4,957,487	4,957	7,521,840				7,526,797
Issuance of warrant derivative contract, including placement agent warrants			(8,413,599)				(8,413,599)
Adjustment of value to options issued to consultants			44,851	(44,851)			—
Stock compensation				49,320			49,320
Components of comprehensive net loss:
Net loss						(8,050,253)	(8,050,253)
Change in unrealized gain on available-for-sale securities					(2,360)		(2,360)

Comprehensive net loss							(8,052,613)

Balance at December 31, 2003	13,380,481	13,380	56,098,127	—	—	(59,653,317)	(3,541,810)
Issuance of common stock upon exercise of options and warrants	320,885	321	62,267				62,588
Warrant derivative contract reclassified as equity			12,388,810				12,388,810
Private placement cash offering costs			(87,756)				(87,756)
Components of comprehensive net loss:
Net loss						(6,337,462)	(6,337,462)
Change in unrealized loss on available-for-sale securities					(678)		(678)

Comprehensive net loss							(6,338,140)

Balance at December 31, 2004	13,701,366	$13,701	$68,461,448	$—	$(678)	$(65,990,779)	$2,483,692

See accompanying notes.

PHYSIOMETRIX, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

  Going Concern

        The Company is subject to numerous risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialize its products. Since its inception, the Company has incurred cumulative losses of approximately $66.0 million including losses of approximately $6.3 million during 2004, $8.1 million during 2003, and $5.5 million during 2002. The Company's principal source of liquidity at December 31, 2004 consists of cash, cash equivalents and short-term investments, which aggregate $2.6 million. The Company's net working capital at December 31, 2004 was $2.4 million. The Company had a net working capital deficit of $3.7 million at December 31, 2003, which was due primarily to a warrant derivative issued in connection with its common stock financing completed in December 2003, which raised net proceeds of approximately $7.5 million.

        The Company believes its cash, cash equivalents and short-term investments on hand at December 31, 2004 are sufficient to conduct its operations only until the beginning of the third quarter of 2005, at which time the Company will be unable to meet its working capital needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing several sources of additional financing to address this uncertainty. There can be no assurances that management can secure additional financing under terms that are acceptable to the Company or at all. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company believes that the success of generating revenues as well as raising additional working capital are the most critical components to the Company's ability to continue as a going concern. The Company's plan for 2005 is to support the activities of its partner, Baxter, in the commercialization of the PSA 4000 with the new PSArray2, support the introduction of the PSA 5000, and raise additional working capital. The Company will make every attempt to conserve its cash resources and continue as a business. Although management and the current investors of the Company do not have any intention of liquidating the business, the Company would consider a sale of the technology if its cash constraints will not allow it to execute its plan. The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

2. Summary of Significant Accounting Policies

  Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Concentration of Credit Risk

        One customer accounted for 89% and 87% of accounts receivable at December 31, 2004 and 2003, respectively, and 83% of 2004 revenues and 78% of 2003 revenues. The Company has specifically evaluated the creditworthiness of its major customer as well as other customers prior to shipment and establishes its allowance for doubtful accounts. The Company does not require collateral for its accounts receivable.

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

        SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based approach for valuing stock options. The Company follows the disclosure-only alternative afforded by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's reported net loss and basic and diluted net loss per common share for the years ended December 31, 2004, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2002	2003	2004
Net Loss
As reported	$(5,523,623)	$(8,050,253)	$(6,337,462)
Pro forma compensation expense	(656,863)	(624,921)	(558,553)

Pro forma net loss	$(6,180,486)	$(8,675,174)	$(6,896,015)
Basic and diluted loss per share
As reported	$(0.66)	$(0.91)	$(0.47)
Pro forma	$(0.73)	$(0.98)	$(0.51)

        The average estimated fair value of options granted during fiscal years 2002, 2003 and 2004, was $1.22, $0.48, and $2.17, respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2002	2003	2004
Dividend yield	None	None	None
Volatility	122%	127%	134%
Risk-free interest rate	4.10%	3.21%	3.16%
Expected life (years)	5.5	5.5	5.5

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

  Net Loss Per Share

        Basic net loss per share represents net loss divided by weighted average shares outstanding. Diluted net loss per share and basic net loss per share are the same since the Company has generated a net loss in 2002, 2003 and 2004. Therefore, the Company has excluded all common stock equivalents from the calculation of diluted weighted average shares outstanding. As of December 31, 2004, 1,169,804 potential additional common shares were outstanding upon the exercise of stock options with a weighted average exercise price of $2.93 per share, but not included in the above calculation as their effect would have been anti-dilutive.

  Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations.

        In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The provisions of SFAS No. 123(R) must be applied at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is in the process of evaluating the impact of this new pronouncement on its financial statements.

  Financial Instruments

        Financial instruments principally consist of cash equivalents, accounts receivable, accounts payable and warrant derivative. The estimated fair values of these financial instruments approximate their carrying values.

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

  Impairment of Long-lived Assets

        The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which requires that long-lived assets be measured at the lower of carrying amount of fair value less cost to sell.

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

3. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market, and consist of the following at December 31:

	2003	2004
Purchased components	$512,179	$111,921
Work in process	19,752	24,297
Finished units	28,363	14,225

	$560,294	$150,443

        Provisions for excess inventory are primarily based on management's estimates of forecasted net sales levels.

4. Equipment

        Equipment consists of the following at December 31:

	2003	2004
Computer equipment	$708,106	$737,222
Machinery and equipment	652,854	660,465

	1,360,960	1,397,687
Accumulated depreciation	(1,181,292)	(1,293,969)

	$179,668	$103,718

5. Accrued Expenses

        Accrued expenses consist of the following at December 31:

	2003	2004
Payroll	$288,149	$331,722
Professional fees	411,778	92,079
Other	123,592	115,970

	$823,519	$539,771

6. Leases

        The Company leases its administrative and manufacturing facility under a non-cancelable operating lease which expires in November 2005. Total rent expense was approximately $218,000 in 2002 and in 2003 and $187,000 in 2004. Future minimum operating lease payments as of December 31, 2004 are $175,781 in 2005, and $8,933 in 2006.

7. Warrant Derivative Liability

        The Company had a derivative liability associated with warrants issued in connection with its private placement transaction completed in December 2003 due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended within 90 days after the closing of the private placement transaction. The Company accounted for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants were included as a liability and valued at fair market value until the Company met the criteria under EITF 00-19 for permanent equity. The Company valued the derivative warrant using the Black-Scholes model. The derivative was valued at the date of the transaction in the amount of $8.4 million and then revalued at $11.3 million and $12.4 million on December 31, 2003 and February 5, 2004 respectively. The relevant assumptions included in the calculation in 2003 were a term of 5 years, an interest rate of 3.27% and a volatility of 1.67. The relevant assumptions included in the calculation in 2004 were a term of 4.83 years, an interest rate of 3.16% and a volatility of 1.57. A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange

Commission on Form S-3 on December 11, 2003 and was declared effective on February 5, 2004. Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004 and there is no future cash settlement requirement on behalf of the Company.

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

  Common Stock and Warrants to Purchase Common Stock

        On December 2, 2003, the Company entered into a definitive agreement for a private placement of public equity. The agreement was for the sale of 4,957,487 shares of Common Shares of the Company at $1.65 per share and the issuance of warrants to purchase up to 4,957,448 shares of Common Stock. Specifically, the warrants allow for the purchase of up to 2,478,724 shares of Common Stock at $1.82 per share and 2,478,724 shares of Common Stock at $2.48 per share. The Company also issued warrants to the placement agents for the purchase of up to 495,748 shares of Common Stock at $1.98 per share. All warrants expire December 5, 2008. As of December 31, 2004, the Company had 5,301,721 warrants outstanding at a weighted average exercise price of $2.14.

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

        A summary of option activity for the four plans is as follows:

	2002	Weighted Average Exercise Price	2003	Weighted Average Exercise Price	2004	Weighted Average Exercise Price
Outstanding at beginning of year	1,142,936	$3.61	1,312,144	$2.46	1,321,144	$2.44
Granted	320,000	1.22	15,000	0.55	197,500	2.43
Canceled	(149,750)	8.75	(6,000)	1.82	(68,052)	3.26
Exercised	(1,042)	.63	—	—	(280,788)	.22

Outstanding at end of year	1,312,144	$2.46	1,321,144	$2.44	1,169,804	$2.93

Exercise price range at end of year	$.04-$24.00		$.04-$24.00		$.55-$24.00

Exercisable at end of year	828,389	$2.23	1,003,050	$2.52	852,514	$3.37

Available for grant at end of year	1,418,302		1,409,302		1,279,854

        The following table presents weighted average price information about significant option groups outstanding at December 31, 2004:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ .55-$ .76	432,221	4.63	$0.71	386,576	$0.71
$ .82-$ 2.00	355,000	6.73	$1.35	239,739	$1.45
$ 2.15-$12.88	320,083	7.48	$4.64	164,011	$6.74
$15.69-$24.00	62,500	5.65	$18.40	62,188	$18.41

	1,169,804	6.10	$2.93	852,514	$3.37

        The weighted average contractual life of options outstanding at December 31, 2004 was 6.1 years. The Company has reserved 2,449,658 shares for issuance under the Company's stock options plans and 5,301,721 shares for issuance upon exercise of warrants.

9. 401(k) Savings Plan

        The 401(k) Savings Plan ("Savings Plan") allows all employees that have attained the age of 21 to make annual, tax-deferred contributions of up to 15% of their eligible compensation. Annually, the Company may make discretionary matching contributions based upon a percentage of the employees' contributions. The Company made no such contributions to the Savings Plan in 2002, 2003 or 2004.

10. Income Taxes

        Since the Company has incurred only losses since inception, and due to the degree of uncertainty related to the use of the loss carryforwards, the Company has fully reserved its deferred tax assets. At December 31, 2004, the Company had tax net operating loss (NOL) carryforwards of approximately $52.4 million available to offset federal taxable income, which expire in varying amounts through 2024, and $31.7 million to offset state taxable income, which expire in varying amounts through 2009. The Company also has research and development tax credit carryforwards of approximately $1.6 million available to offset federal income taxes, which expire in varying amounts through 2024. In accordance with Section 382 of the Internal Revenue Code, the use of the above carryforwards may be subject to annual limitations based upon ownership changes of the Company's stock which may have occurred.

        Significant components of the Company's deferred income taxes are as follows as of December 31:

	2003	2004
Net operating loss carryforwards	$18,463,000	$20,831,000
Research and development costs	2,401,000	2,141,000
Research and development tax credits	1,789,000	1,944,000
Inventory allowances	808,000	649,000
Other	7,000	6,000

	23,468,000	25,571,000
Valuation allowance	(23,468,000)	(25,571,000)

Net deferred tax asset	$—	$—

        A reconciliation of the effective rate with the federal statutory rate is as follows:

	2002	2003	2004
Federal statutory rate	-34.00%	-34.00%	-34.00%
State income taxes, net of federal benefit	-6.00%	-6.00%	-6.00%
Permanent differences	0.00%	14.60%	6.60%
Change in valuation allowance	40.00%	25.40%	33.40%

Effective tax rate	0.00%	0.00%	0.00%

        The valuation allowance increased by $2,103,000 in 2004 and $2,345,000 in 2003 due primarily to the fact that the Company has not benefited its current year net operating losses due to uncertainty regarding future taxable income.

        During 2003 and 2004, approximately $4.8 million and $3.5 million, respectively, of the Company's state NOL carryforwards expired and will not be available to offset future state taxable income, if any.

If unused, the Company's state NOL carryforwards expire after five years of the period in which they are generated. At December 31, 2004, the Company had $31.7 million of state NOL carryforwards available, which, if unused, will expire according to the following schedule:

Amount of NOL Carryforward	Year NOL Generated	Year NOL Expires
$3,935,000	2000	2005
8,401,000	2001	2006
6,757,000	2002	2007
6,339,000	2003	2008
6,276,000	2004	2009

$31,708,000

        The Company's federal NOL carryforwards expire at various dates through 2024; however, significant portions of the federal NOL carryforwards begin to expire in 2009. Due to the uncertainty surrounding the realizability of the NOL carryforwards, the Company has fully reserved these deferred tax assets.

11. Distribution Agreement

        The Company has a distribution agreement with Baxter Healthcare Corporation ("Baxter"), which provides Baxter with exclusive distribution rights to The Company's PSA 4000 in the United States and Canada. The agreement extends through termination, but is cancelable by either party upon six months notice after December 31, 2003. Under the terms of the agreement, as amended in February 2003, if Baxter fails to meet minimum purchase commitments, the Company has the option to convert their distribution agreement into a non-exclusive relationship for the OR market segment. In 2003 and 2004, Baxter failed to meet minimum purchase requirements, however, the Company has not enforced its rights to change the terms of the agreement, including Baxter's exclusivity rights.

12. Related Party Transactions

        The Company had a loan outstanding to an officer in the amount of $84,000 at December 31, 2001. During 2002, the loan was forgiven and recorded as compensation expense.

13. Segment Information

        The Company is focused on one business segment related to medical devices for use in neurodiagnostic monitoring in healthcare. All of the Company's revenues in 2002, 2003 and 2004 have been to customers located within the United States. All of the Company's assets and operations are located within the United States.

14. Valuation and Qualifying Accounts

        A rollforward of the Company's allowance for doubtful accounts is as follows:

Year Ended	Balance at Beginning of year	Additions	Write-offs	Balance at End of year
December 31, 2002	$5,453	—	$(659)	$4,794
December 31, 2003	$4,794	—	$(453)	$4,341
December 31, 2004	$4,341	—	$(2,205)	$2,136