Form 10-K/A
period 2004-12-31
PHYSIOMETRIX INC
filed 2005-05-02
CIK 1010397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Registrant’s telephone number, including area code: (978) 670-2422

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

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $12,349,965 as of February 28, 2005, based upon the average of the high and low prices of the Registrant’s Common Stock reported for such date on the NASDAQ SmallCap Market.  Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.  As of February 28, 2005, the Registrant had outstanding 13,701,366 shares of Common Stock.

Explanatory note

This amendment No. 1 on Form 10-K/A amends the registrants Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on March 31, 2005, and is being filed solely to amend Part III, item 10 through item 14. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.

Except as otherwise stated herein, no other information contained in the Annual Report on Form 10-K is amended by this amendment No. 1 on Form 10-K/A:

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Registrant, who are elected by the board of directors, are as follows:

Name	Age	Position
John A. Williams	57	President, Chief Executive Officer and Director

Daniel W. Muehl	42	Vice President of Finance & Administration and Chief Financial Officer

John A. Williams joined the Company in December 1993 and has served as a member of the Board of Directors and as the Company’s President and Chief Executive Officer.  Prior to that time, Mr. Williams served as President of Bruel and Kjaer Medical, a medical device company, from 1990 to 1993.  Mr. Williams was Vice President of Sales and Marketing at Medtronic/AMI, a medical device company, from 1988 to 1990 and Vice President of Sales and Marketing, Worldwide at Merrimack Laboratories from 1983 to 1987.

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

Identification of Audit Committee and financial expert

The Company has an Audit Committee comprised entirely of independent directors, as defined in the National Association of Securities Dealers, Inc.’s listing standards, for which information regarding the functions performed by the Committee, its membership, and the number of meetings held during the fiscal year, will be set forth in the “Report of the Audit Committee,” which will be included in the proxy statement relating to the Company’s annual meeting of .  The Audit Committee is governed by a written charter approved by the Board of Directors.  A copy of this charter is included in this annual proxy statement as Appendix A.  During fiscal 2004, the Audit Committee consisted of directors Thomas Baruch, James Saalfield and Christopher Mitchell.  Audit Committee member Thomas Baruch meets the definition of “audit committee financial expert” under the Securities and Exchange Commission rules.

Code of Ethics

The Board of Directors has adopted a Code of Ethics, which is applicable to all employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer and controller.  The Company will provide a copy of the Code of Ethics upon request made in writing to us at Physiometrix, Inc., Attention: Chief Financial Officer, Five Billerica Park, 101 Billerica Avenue, North Billerica, MA 01862. Physiometrix will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics, including the name of the person to whom the waiver was granted, on our website at www.physiometrix.com, on the Investor Relations page.

Stockholder Recommendations

The policy of the Board of Directors is to consider properly submitted stockholder recommendations for candidates for membership on the Board as described below under “Identifying and Evaluating Nominees for Directors.” In evaluating such recommendations, the Board of Directors seeks to achieve a balance of knowledge, experience and capability on the Board and to address the membership criteria set forth under “Director Qualifications” below.  Any stockholder recommendations proposed for consideration by the Board of Directors should include the candidate’s name and qualifications for Board membership and should be addressed to:

Physiometrix, Inc.

Five Billerica Park

101 Billerica Avenue

North Billerica, MA 01862

Attn:  Secretary

In addition, procedures for stockholder direct nomination of directors are discussed under “Deadline for Receipt of Stockholder Proposals” and are discussed in detail in the Company’s Bylaws, which will be provided to stockholders upon written request.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, submitted during the year ended December 31, 2004, the Company believes that, with respect to fiscal year 2004, all filing requirements applicable to its officers, directors and ten percent stockholders complied with all Section 16(a) requirements.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation paid by the Company to the Chief Executive Officer and the other executive officer of the Company who received salary compensation of more than $100,000 for services rendered during the Last Fiscal Year, as defined on p. 1 (collectively, the “Named Executive Officers”):

				Long Term Compensation
	Fiscal	Annual Compensation		Awards of Option
Name and Principal Position	Year	Salary ($)	Bonus ($)	(# of Shares)

John A. Williams	2004	257,500	82,500	100,000
President and Chief Executive Officer	2003	257,500	165,000	—
	2002	250,000	140,000	50,000

Daniel Muehl	2004	185,640	50,000	50,000
Vice President of Finance & Administration	2003	178,500	50,000	—
and Chief Financial Officer	2002	170,000	50,000	25,000

OPTION GRANTS IN LAST FISCAL YEAR.  The following table sets forth information relating to stock options granted during 2004 to our Named Executive Officers.  In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually.  These amounts are mandated by the Securities and Exchange Commission and do not represent our estimate of future stock price.  Actual gains, if any, on stock option exercises will depend on the future performance of our Common Stock.

	Individual Grants				Potential Realizable
	Number of	Percent of			Value at Assumed Annual
	Securities	Total Options			Rates of Stock Price
	Underlying	Granted			Appreciation
	Options	in Fiscal	Exercise	Expiration	for Option Term
Name	Granted(#)	2004	Price($/Sh.)	Date	5%($)	10%($)
John A. Williams	100,000	50.6%	$2.45	2/5/14	$154,079	$390,467
Daniel Muehl	50,000	25.3%	$2.45	2/5/14	$77,040	$195,233

In 2004, we granted options to purchase an aggregate of 197,500 shares of common stock to our employees, directors and consultants.  Generally, we grant options at an exercise price equal to the fair market value of the underlying common stock on the date of grant, as determined by our Board of Directors, and the options vest over four years from the date of grant.  Because we are a publicly-held company, the fair market value of our stock equals its trading market price.

FISCAL YEAR-END OPTION VALUES.  The following table sets forth the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 2004:

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of unexercised In-the-money options at December 31, 2004(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John A. Williams	318,475	103,125	$71,768	$10,156
Daniel Muehl	193,437	51,563	$53,722	$5,078

Based on a fair market value of $1.09, which was the last reported sale price of the Company’s Common Stock on December 31, 2004, minus the per share exercise price, multiplied by the number of shares underlying the option.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

In April 2005, the Company entered into employment agreements with its executive officers, John A. Williams and Daniel Muehl.  These agreements provide for severance payments upon termination of employment  without  cause and also provide for acceleration of vesting of all unvested stock options in the event of a change of control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

John A. Williams, President and Chief Executive Officer of the Company, participates fully with all other Compensation Committee members in recommending salaries and incentive compensation to the Board of Directors, except that he does not participate in committee proceedings relating to his salary and compensation. Programs include base salary for executive officers and both annual and long-term incentive compensation programs.  The Company’s compensation programs are designed to provide a competitive level of total compensation and include incentive and equity ownership opportunities linked to the Company’s performance and stockholder return.

Compensation of Directors

Directors of the Company do not receive cash for services they provide as directors.  From time to time, certain directors who are not employees of the Company have received grants of options to purchase shares of the Company’s Common Stock.  Under the 1996 Director Option Plan, each non-employee director who becomes a director of the Company after April 30, 1996 will be automatically granted an option to purchase 15,000 shares of the Company’s Common Stock on the date on which such person first becomes a director.  On the first business day of each year starting with the year beginning January 1, 1997, each nonemployee director will automatically be granted an option to purchase 5,000 shares of the Company’s Common Stock.  The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors. The Company has agreed to indemnify each director against certain claims and expenses for which the director might be held liable in connection with past or future service on the Board.  In addition, the Company maintains an insurance policy insuring its officers and directors against such liabilities.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Share Ownership of Directors, Officers and Certain Beneficial Owners

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Common Stock of the Company as of March 31, 2005 by (i) each person who is known to the Company to beneficially own more than five percent of the outstanding shares of its Common Stock, (ii) each director and nominee for election, (iii) each Names Executive Officer listed in the Summary Compensation Table above and (iv) all directors, nominees for election and executive officers as a group.  Unless otherwise indicated, officers and directors can be reached at the Company’s principal executive offices.  A total of 13,701,366 shares of the Company’s Common Stock were issued and outstanding as of March 31, 2005.

Name and Address	Shares Beneficially Owned (1)	Approximate Percent Owned (2)
Special Situations Private Equity Fund, L.P. (3)	787,880	5.4%
Special Situations Fund III, L.P. (4)	1,636,364	10.7%

David Musket (5)	924,264	6.3%
Barry Kurokawa (5)	716,836	5.0%
John A. Williams (6)	548,775	3.9%
Daniel Muehl (7)	193,437	1.4%
Thomas Baruch (8)	101,189	*
James A. Saalfield (9)	29,168	*
Christopher D. Mitchell (10)	39,168	*
All directors and executive officers as a group (5 persons)	911,737	6.2%

*Represents beneficial ownership of less than one percent of the Common Stock.

(1)      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2005 are deemed outstanding.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage of ownership of each other person.  The persons named in this table have sole voting and investment power with respect to the all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(2)                                  Percentage of beneficial ownership is based on 13,701,366 shares of Common Stock outstanding as of March 31, 2005.

(3)                                  Includes 787,880 shares of Common Stock that Special Situations Private Equity Fund, L.P. has the right to acquire upon exercise of outstanding warrants 393,940 shares subject to the warrants have an exercise price of $1.82 per share and 393,940 shares subject to the warrants have an exercise price of $2.48 per share.

(4)                                  Includes 1,636,364 shares of Common Stock that Special Situations Fund III, L.P. has the right to acquire upon exercise of outstanding warrants 818,182 shares subject to the warrants have an exercise price of $1.82 per share and 818,182 shares subject to the warrants have an exercise price of $2.48 per share.

(5)                                  Based on a Form 13G dated March 30, 2005, for the period ending December 31,2004, filed by ProMed Partners, L.P., ProMed Offshore Fund, Ltd., ProMed Management, L.L.C., David B. Musket, and Barry Kurokawa, David B. Musket may be deemed to have beneficial ownership of 924,264 shares and Barry Kurokawa may be deemed to have beneficial ownership of 716,836 shares. Mr. Musket and Mr. Kurokawa disclaim beneficial ownership of shares held by ProMed Partners, L.P. and ProMed Offshore Fund, Ltd. which represent the interests of other partners and furthermore disclaims beneficial ownership of shares reported by ProMed Management, L.L.C. which represent the interest of clients of an investment advisor for whom ProMed Management, L.L.C. acts as a subadvisor.  David B. Musket is the record holder of 311,704 shares, and has the right to acquire 172,523 shares upon the exercise of outstanding warrants, and Barry Kurokawa IRA FCC is the record holder of 104,276 shares and has the right to 102,827 shares upon the exercise of outstanding warrants.

(6)                                  Includes 318,475 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2005.

(7)                                  Consists of 193,437 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2005.

(8)                                  Includes 59,168 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2005.

(9)                                Consists of  29,168 shares issuable upon exercise of stock options exercisable within 60 days of   March 31,2005.

(10)                            Includes 29,168 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into an arrangement pursuant to which $84,000 was loaned to John A. Williams as of December 31, 1996.  The loan accrues interest at the long-term applicable federal rate (5.12% at December 31, 2002).  The loan was scheduled to be repaid in three equal annual installments beginning in December 2002.  The Company’s Compensation Committee has approved forgiveness of this loan as it becomes due.

Christopher D. Mitchell, a director, is a member of the law firm of Wilson Sonsini Goodrich & Rosati, P.C.  This firm serves as general legal counsel to the Company and has served as such counsel since the Company’s inception.

The Company has entered into indemnification agreements with each of its directors and executive officers.  These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees paid or accrued to Ernst & Young LLP for various services provided for the years ended December 31, 2004 and 2003:

Service Category	2004	2003
Audit Fees	$127,350	$103,500
Audit-Related Fees	—	—
Fees for Tax Services	18,000	13,370
All Other Fees	—	—
Total	$145,350	$116,870

                Audit fees. Aggregate fees were for professional services rendered for the audits of the Company’s consolidated financial statements and limited reviews of the Company’s unaudited condensed consolidated interim financial statements, issuances of consent, and assistance with review of documents filed with the SEC.

                Audit related fees. Aggregate fees were for services related to income tax provision procedures, internal control projects and revenue recognition.

                Tax services. Aggregate fees were for services related to finalization of income tax returns, sale and use tax filings, and other tax consulting services.

                All Other fees. None

                The Company’s Audit Committee has considered whether such services that Ernst & Young provided are compatible with maintaining Ernst & Young’s independence as auditors.

                The Audit Committee pre-approves all audit and non-audit services provided to the Company by the independent auditors.

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

Signature	Title	Date
/s/ JOHN A. WILLIAMS*	President, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2005
John A. Williams

/s/ DANIEL W. MUEHL*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2005
Daniel W. Muehl

/s/ thomas baruch *	Director	May 2, 2005
Thomas Baruch

/s/ jAmes SAALFIELD*	Director	May 2, 2005
James Saalfield

/s/ CHRISTOPHER MITCHELL*	Director	May 2, 2005
Christopher Mitchell

*/s/ Daniel W. Muehl
By: Daniel W. Muehl, Attorney-in-fact