Form 10-Q
period 2005-03-31
PHYSIOMETRIX INC
filed 2005-05-13
CIK 1010397

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

ITEM 2 - Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, $0.001 par value	13,701,366

PHYSIOMETRIX, INC.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31 2004	March 31 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,569,291	$1,010,772
Short-term investments	1,019,446	—
Accounts receivable, net	255,222	211,078
Inventories	150,443	198,004
Prepaid expenses	98,096	48,324
Total current assets	3,092,498	1,468,178

Property, plant and equipment	1,397,687	1,492,864
Less allowances for depreciation	(1,293,969)	(1,316,775)
	103,718	176,089

Total assets	$3,196,216	$1,644,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,753	$228,369
Accrued expenses	539,771	438,851
Total current liabilities	712,524	667,220

Stockholders’ equity
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized; 13,701,366 shares in 2004 and in 2005 issued and outstanding	13,701	13,701
Additional paid-in capital	68,461,448	68,461,448
Unrealized loss on available-for-sale securities	(678)	—
Accumulated deficit	(65,990,779)	(67,498,102)
Total stockholders’ equity	2,483,692	977,047

Total liabilities and stockholders’ equity	$3,196,216	$1,644,267

See accompanying notes

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2005
Revenues	$197,194	$374,104
Cost of products sold	330,126	507,664
Gross deficit	(132,932)	(133,560)

Costs and expenses:
Research and development	381,819	480,992
Selling, general and administrative	938,211	902,722
	1,320,030	1,383,714
Operating loss	(1,452,962)	(1,517,274)
Other income (expense):
Change in fair value of warrant derivative	(1,046,080)	—
Interest income	19,043	9,951

Net loss	$(2,479,999)	$(1,507,323)

Basic and diluted net loss per common share	$(0.19)	$(0.11)

Shares used in computing basic and diluted net loss per common share	13,400,415	13,701,366

See accompanying notes.

PHYSIOMETRIX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2005
Operating activities:
Net loss	$(2,479,999)	$(1,507,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,676	22,806
Change in fair value of warrant derivative	1,046,080	—
Changes in operating assets and liabilities:
Accounts receivable	214,494	44,144
Inventories	(16,577)	(47,561)
Prepaid expenses	35,807	49,772
Accounts payable and accrued expenses	(488,020)	(45,304)
Net cash used in operating activities	(1,649,539)	(1,483,466)

Investing activities:
Purchase of equipment	(11,901)	(95,177)
Purchase of short-term investments	(669,231)	—
Proceeds from maturity of short-term investments	8,313	1,020,124
Net cash provided by (used in) investing activities	(672,819)	924,947

Financing activities:
Private placement cash offering costs	(91,164)	—
Proceeds from issuance of common stock	7,699	—
Net cash used in financing activities	(83,465)	—

Net decrease in cash and cash equivalents	(2,405,823)	(558,519)
Cash and cash equivalents at beginning of period	4,099,155	1,569,291

Cash and cash equivalents at end of period	$1,693,332	$1,010,772

See accompanying notes.

PHYSIOMETRIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim period.  The accompanying financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2004 included in our form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.

Note 2 – Going Concern

Physiometrix, Inc. (the “Company,” “Physiometrix,” “we,” “us,” and “our”) is subject to numerous risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialization of its products.  Since its inception, the Company has incurred cumulative losses of approximately $67.5 million, including losses of approximately $1.5 million during the three months ended March 31, 2005, $6.3 million during the year ended December 31, 2004 and $8.1 million during the year ended December 31, 2003.

The Company’s principal source of liquidity at March 31, 2005 consisted of cash, cash equivalents and short-term investments, which aggregated $1.0 million.  The Company’s net working capital at March 31, 2005 was $0.8 million.  On April 28, 2005, the Company completed a $1.0 million secured non-formula borrowing based revolving line of credit with Silicon Valley Bank East.  The Company believes it has the necessary cash, cash equivalents and short-term investments on hand at March 31, 2005, combined with the $1.0 million of borrowing capacity under the line of credit, to fund its operations and execute its operating plan only until the middle of the third quarter of 2005, at which time, the Company will be unable to meet its working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is considering sources of additional financing to address this uncertainty.  There can be no assurances that management can secure additional financing under terms that are acceptable to the Company or at all.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that the success of generating revenues as well as raising additional working capital are the most critical components to the Company’s ability to continue as a going concern.  The Company’s plan for the remainder of 2005 is to support the activities of its partner, Baxter Healthcare Corporation (“Baxter”), in the commercialization of the PSA 4000 with the

PSArray2, establish marketing, sales and distribution arrangements for the PSA 5000, whether by Physiometrix or through a strategic distribution partner, and raise additional working capital.  The Company will make every attempt to conserve its cash resources and continue as a business.  In addition, the Company would consider a sale of the technology if its cash constraints will not allow it to execute its plan.  The Company is aware of one other company with similar products to the PSA 4000. The Company does not believe it will be at a significant disadvantage in marketing its products against this company.

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based approach for valuing stock options.  The Company follows the disclosure-only alternative afforded by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123”.  Had compensation costs for stock options issued to employees and directors been determined based on the estimated fair value of such stock options at the grant dates, as calculated in accordance with SFAS No. 123, the Company’s reported net loss and basic and diluted net loss per common share for the three months ended March 31, 2004, and March 31, 2005 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2005
Net loss as reported	$(2,479,999)	$(1,507,323)
Pro forma compensation expense	(164,079)	(55,006)
Pro forma net loss	$(2,644,078)	$(1,562,329)
Basic and diluted loss per share:
As reported	$(0.19)	$(0.11)
Pro forma	$(0.20)	$(0.11)

The average estimated fair value of options granted during the three month periods ended March 31, 2004, and March 31, 2005 were $2.17 and $0.61 respectively, and was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2004	2005
Dividend yield	0%	0%
Volatility	134%	118%
Risk-free interest rate	3.16%	4.17%
Expected life (years)	5.5	5.5

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

Note 4 – Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The provisions of SFAS No. 123(R) must be applied at the beginning of the first fiscal year beginning after June 15, 2005. For the Company, this would be the first fiscal year beginning January 1, 2006.  The Company is in the process of evaluating the impact of this new pronouncement on its financial statements.

Note 5 – Significant Accounting Policies

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market, and consist of the following:

	December 31, 2004	March 31, 2005

Purchased components	$111,921	$137,633
Work in process	24,297	42,631
Finished units	14,225	17,740
	$150,443	$198,004

Provisions for excess inventory are primarily based on management’s estimates of forecasted net sales levels.

Revenue Recognition

The Company recognizes revenue for product sales upon shipment, net of allowances for discounts, and estimates returns which are also provided for at the time of shipment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average common shares outstanding for the three months ended March 31, 2004 and March 31, 2005.  Diluted net loss per common share is the same as basic net loss per common share since the inclusion of common stock equivalents (the effect of stock options) would be anti-dilutive on the net loss.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.   Comprehensive loss is computed as follows:

	Three Months Ended March 31,
	2004	2005
Net loss	$(2,479,999)	$(1,507,323)
Net unrealized holding gains on investments	4,049	678
Total comprehensive loss	$(2,475,950)	$(1,506,645)

Note 6 – Subsequent Events

On April 28, 2005, the Company completed a $1.0 million secured non-formula borrowing based revolving line of credit with Silicon Valley Bank East.  The line is secured by all corporate assets and matures on April 20, 2006 and calls for interest payable monthly at prime plus 3% and principal is due at maturity.  In conjunction with the line of credit, the Company issued a stock purchase warrant to Silicon Valley Bank for 72,464 shares of common stock at a purchase price of $0.69 per share.  As of the date of this report, the Company had borrowed $25,000 under this credit facility, and expects to continue to borrow during the second quarter of 2005.

On April 29, 2005, the Compensation Committee of the Company’s Board of Directors approved employment agreements for its two executive officers.  These agreements provide for severance upon termination of employment without cause as well as for acceleration of vesting of unvested stock options upon a change of control in the Company.  This modification for the acceleration of vesting results in a new measurement date, however, the recognition of compensation expense will depend on whether the employee ultimately retains an option or award that otherwise would have been forfeited under the option or award’s original vesting terms.

On May 3, 2005, the Company amended its distribution agreement with Baxter to allow for the following:

•                  Active sales efforts by Baxter for the PSA 4000’s to end on the earlier of December 15, 2005 or the exhaustion of PSA 4000 inventories;

•                  The right for Baxter to continue to purchase PSArray2’s for a specified price;

•                  The Company to have sole responsibility for marketing, sale and distribution of the PSA 5000 systems;

•                  A commission payable to Baxter for referrals provided for PSA 5000’s;

•                  A royalty stream payable by the Company to Baxter for PSArray2’s sold by the Company to Baxter customers;

•                  At the Company’s sole option, the Company has the right, but not the obligation, to repurchase all inventory of PSA 4000’s or PSArrays in Baxter’s possession, in Baxter customer’s facilities for evaluation, or in Baxter customer’s facilities under a lease agreement, with such option being exercisable at the Company’s option on December 15, 2005, June 15, 2006, December 15, 2006, or June 15, 2007, or at any time upon or following the consummation of a change in control of the Company.

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

We have a limited history of operations and have experienced significant operating losses since our inception.  As of March 31, 2005, we had an accumulated deficit of approximately $67.5 million.  We anticipate that our operating results will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, the extent to which our products gain market acceptance, the introduction of our new product, the PSA 5000, the introduction of alternative means for neurophysiological monitoring and competition.  Results of operations will also be affected by the progress of clinical trials and in-house development activities, and the extent to which we establish distribution channels for our products domestically and internationally.

Since the third quarter of 2000, substantially all of our sales were to Baxter Healthcare Corporation (“Baxter”) under a distribution agreement, which provides Baxter with exclusive distribution rights to our PSA 4000.  The agreement, as amended on May 3, 2005, extends through 2007, unless earlier terminated.  The amended agreement with Baxter included definitive dates for sales of the PSA 4000 product line by Baxter, revised termination provisions, revised product pricing, and repurchase provisions that Physiometrix may exercise in the event that Physiometrix desires to sell the PSA 4000 product line directly to customers and end Baxter’s distribution of the PSA 4000 product line.

On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and offers improved ergonomics as compared to its predecessor, the PSA 4000.  We anticipate launch of this product in mid-2005.  We do not believe that the introduction of the PSA 5000 will result in the obsolescence of the PSA 4000.

Our principal source of liquidity at March 31, 2005 consisted of cash, cash equivalents and short-term investments, which aggregated $1.0 million.  On April 28, 2005, the Company completed a $1.0 million secured non-formula borrowing based revolving line of credit with Silicon Valley Bank East.  As of the date of this report, we had borrowed $25,000 under this credit facility.  We anticipate that our existing cash, cash equivalents, and short-term investments, combined with the $1.0 million of borrowing capacity under the credit line, will be sufficient to conduct operations only until the middle of the third quarter of 2005, at which time, we will be unable to meet our working capital requirements.  As a result, there is substantial doubt about our ability to continue as a going concern.  We may need to raise capital through equity and/or debt issuance when, and if, such capital is available to us.  We have been engaged in negotiations and discussions with potential sources of new capital, and at this stage, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.  If additional amounts cannot be raised and we are unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including the sale of our technology, filing for protection under the United States bankruptcy laws or cessation of operations

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe the following accounting policies to be critical:

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

Revenue Recognition

We recognize revenue for product sales upon shipment, net of allowances for discounts and estimated returns which are also provided for at the time of shipment in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market.  Provisions for excess inventory are primarily based on management’s estimates of forecasted net sales levels.  We believe that our net inventories included in our balance sheet at March 31, 2005 are fully realizable and are expected to be sold within the next twelve months.  On February 10, 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and offers improved ergonomics as compared to its predecessor, the PSA 4000.  We anticipate launch of this product through a new distribution partner in mid-2005 and will continue our effort to sell the remaining PSA 4000’s in inventory.

At March 31, 2005, we had 290 PSA 4000 units on hand with all 290 units on hand fully reserved for.  We shipped 59 units during the quarter ended March 31, 2005.  In the event we sell any of the 290 PSA 4000 units, we would expect to recognize a 100% gross margin on the shipments.

Warrant Derivative

We had a derivative liability from December 2, 2003 through February 5, 2004, which resulted from a potential cash settlement, which was required in the event we could not successfully register the shares underlying the warrants, issued in connection with our common stock financing completed in December 2003.  We account for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The warrants were included as a liability and valued at fair market value until we met the criteria under EITF 00-19 for equity.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants was filed with the SEC on Form S-3 on December 11, 2003, and declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as stockholders’ equity in the first quarter of 2004 and there is no future cash requirement with respect to this liability on behalf of the Company.

Stock - Based Compensation

We apply the principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock-based compensation plans.  Under APB No. 25, compensation expense is measured as the difference, if any, between the option exercise price and the fair value of our common stock at the date of grant.  We have historically granted options to employees and directors at exercise prices equal to the fair value of our common stock.  Accordingly, no compensation expense has been recognized for our employee stock-based compensation plans.

We follow the disclosure-only provisions under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The provisions of SFAS No. 123(R) must be applied at the beginning of the first fiscal year beginning after June 15, 2005.  For us, this would be the first fiscal year beginning January 1, 2006.  We are in the process of evaluating the impact of this new pronouncement on our financial statements.

Results of Operations

Three Months Ended March 31, 2005 and March 31, 2004

Revenues

Revenues increased 90% to $374,000 for the three months ended March 31, 2005 from $197,000 for the three months ended March 31, 2004.  This increase was primarily due to an increase in PSArray2 shipments. We shipped 27,000 PSArray2 units for revenue of $203,000 during the three months ended March 31, 2005 compared to 12,000 units shipped for revenue of $90,000 in the three months ended March 31, 2004.  Additionally, we shipped 59 PSA 4000 units during the three months ended March 31, 2005 compared to no PSA 4000 units shipped for the three months ended March 31, 2004.  Our current agreement with Baxter provides Baxter with exclusive distribution rights for the PSA 4000, making us significantly dependent upon Baxter for successful commercialization of this product.  There is no assurance that successful completion will occur.  Sales of our HydroDot NeuroMonitoring products were relatively unchanged compared with the same period last year.  We intend to launch the PSA 5000 in 2005 and we will continue our effort to sell remaining PSA 4000’s in inventory.

Cost of Products Sold

Cost of products sold increased 54% to $508,000 for the three months ended March 31, 2005 from $330,000 for the three months ended March 31, 2004.  This increase was primarily due to a $70,000 increase in cost of products sold associated with the increase in PSArray2 shipments, coupled with a $40,000 increase in costs of products sold associated with the increase in PSA 4000 shipments.

Gross Deficit

The gross deficit incurred during the three months ended March 31, 2005 was $134,000 compared to a gross deficit of $133,000 incurred during the three months ended March 31, 2004.  The gross deficit incurred during the three months ended March 31, 2005 and March 31, 2004 resulted from costs of the product incurred together with headcount and overhead costs required in our manufacturing group exceeding the reported revenues.  A 100% gross margin was recognized on 19 PSA 4000 units due to being 100% reserved for in prior years based on uncertainty as to the saleability of the units.  At March 31, 2005, we had 290 PSA 4000 units on hand fully reserved for.  In the event we ship any of the 290 PSA 4000 units, we would expect to recognize a 100% gross margin on those shipments.

Research and Development Expenses

Research and development expenses, consisting principally of headcount related expenses, clinical study costs and consulting fees, increased 26% to $481,000 for the three months ended March 31, 2005 from $382,000 for the three months ended March 31, 2004.  This increase was primarily the result of an increase in costs associated with clinical studies coupled with costs associated with the development of the PSA 5000. The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and offers improved ergonomics as compared to its predecessor, the PSA 4000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 4% to $903,000 for the three months ended March 31, 2005 from $938,000 for the three months ended March 31, 2004.  This decrease was primarily due to a decrease in bonus expense in 2005, which was slightly offset by an increase in advertising costs.

Change in Fair Value of Warrant Derivative

During the three months ended March 31, 2004, we recorded a non-cash expense of $1,046,080 related to warrants issued in connection with our common stock financing in December 2003.  In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, warrants are included as a liability and valued at fair market value until the criteria under EITF 00-19 for equity are met.  The warrants we issued in the private placement transaction were classified as a derivative and recorded as a liability due to the possibility of the Company having to make a cash settlement, including penalties, in the event we failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the private placement transaction.  We valued the warrant derivative using the Black-Scholes model using the following assumptions in 2003: risk-free interest rate of 3.27%, expected life of warrants of 5 years, expected stock volatility of 167% and no expected dividend yield.  A registration statement covering the shares sold in the private placement, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on December 11, 2003 and declared effective on February 5, 2004.  Therefore, the value of the warrants was reclassified as equity in the first quarter of 2004.  We valued the warrant derivative on February 5, 2004, using the following assumptions: risk-free interest rate of 3.16%, expected life of warrants of 4.83 years, expected stock volatility of 157% and no expected dividend yield.

Interest Income

Interest income decreased to $10,000 for the three months ended March 31, 2005 from $19,000 for the three months ended March 31, 2004.  This decrease was due to lower average cash balances available for investment in 2005.

Income Taxes

We have not provided for income taxes in any of the periods reported due to losses incurred during each of the periods presented and uncertainty regarding future taxable income.  At December 31, 2004, we had tax net operating loss (“NOL”) carryforwards of approximately $52.4 million available to offset federal taxable income, which expire in varying amounts through 2024, and $31.7 million to offset state taxable income, which expire in varying amounts through 2009.  We also had research and development tax credit carryforwards of approximately $1.6 million that will expire in varying amounts through 2024, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Liquidity and Capital Resources

At March 31, 2005, our cash, cash equivalents and short-term investments were $1,011,000 as compared to $2,589,000 at December 31, 2004.

Our operating activities used cash of $1,483,000 in the three months ended March 31, 2005 as compared to $1,650,000 used in the three months ended March 31, 2004.  The operating activities for 2004 included a non-cash expense of $1,046,080 related to the derivative accounting treatment of free-standing unregistered warrants issued in connection with our private placement completed in December 2003.  The $167,000 decrease in net cash used in the three month period ended March 31, 2005 compared to the same period in the prior year was due to a large decrease in cash used for accounts payable and accrued expenses partially offset by timing of accounts receivable.  The higher level of payments for accounts payable and accrued expenses in 2004 was due to professional fees associated with our common stock financing in December 2003 which were accrued in 2003 and then paid in 2004.

Net cash provided by investing activities in the three months ended March 31, 2005 was $925,000 as compared with $673,000 used in the three months ended March 31, 2004.  The increase was due to the receipt of proceeds from the sale of short-term investments in 2005 due to the need for cash to fund operations.

We had no financing activities in the three months ended March 31, 2005 as compared to $83,000 of cash used during the three months ended March 31, 2004.  The cash used during the three months ended March 31, 2004 was due to costs associated with the private equity financing that was completed in December 2003, slightly offset by proceeds from the exercise of stock options.

Our principal source of liquidity at March 31, 2005 consisted of cash, cash equivalents and short-term investments, which aggregated $1.0 million.  Our net working capital at March 31, 2005 was approximately $0.8 million.  On April 28, 2005, the Company completed a $1.0 million secured non-formula borrowing based revolving line of credit with Silicon Valley Bank East.  We anticipate that our existing cash, cash equivalents and short-term investments on hand at March 31, 2005, combined with the $1.0 million of borrowing capacity under the line of credit, will be sufficient to conduct operations only until the middle of the third quarter of 2005, at which time, we will be unable to meet our working capital requirements.  As a result, there is substantial doubt about our ability to continue as a going concern. We may need to raise capital through equity and/or debt issuance when, and if, such capital is available to us.  We are considering potential sources of new equity capital, and at this stage, we can not assure you that we will be able to raise additional capital on acceptable terms, or at all.  Future equity financings may result in dilution to the holders of our common stock.  Future debt financings may require us to pledge assets and to comply with financial and operational covenants.  If we were unable to raise additional amounts on acceptable terms and we were unable to substantially reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including the sale of our technology, protection under the United States bankruptcy laws or ceasing operations.

We are significantly dependent on our distributor, Baxter, for sale of inventories of our principal product, the PSA 4000.

We believe that the success of generating revenues as well as raising additional working capital are the most critical components to our ability to continue as a going concern.  Our plan for the remainder of 2005 is to support the activities of our partner, Baxter, in the commercialization of the PSA 4000 with the PSArray2 and to launch the PSA 5000 next generation monitor. We will make every attempt to conserve our cash resources and continue as a business.  In addition, we would consider a sale of the technology or other strategic alternatives if our cash constraints will not allow us to execute our plan.  We are aware of one other company with similar products to the PSA 4000. We do not believe we will be at a significant disadvantage in marketing our products against this company.

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

Off-Balance Sheet Financing

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities as of March 31, 2005.

Overview Of Contractual Obligations

On April 28, 2005, we completed a $1.0 million secured non-formula borrowing based revolving line of credit with Silicon Valley Bank East.  The line is secured by all corporate assets and matures on April 20, 2006.  The loan calls for interest payable monthly at prime plus 3% and principal is due at maturity.  In conjunction with the line of credit, we issued a stock purchase warrant to Silicon Valley Bank for 72,464 shares of common stock at a purchase price of $0.69 per share.  Reference is made to our Form 8-K filed with the Securities and Exchange Commission on May 2, 2005.

On April 29, 2005, the Compensation Committee of our Board of Directors approved employment agreements for our two executive officers.  These agreements provide for severance upon termination of employment without cause as well as for acceleration of vesting of unvested stock options upon a change of control in our company.  Reference is made to our Form 8-K filed with the Securities and Exchange Commission on May 2, 2005.

On May 3, 2005, Physiometrix, Inc. signed an Amendment D to the Strategic Alliance and Distribution Agreement dated May 31, 2000 between Physiometrix, Inc. and Baxter Healthcare Corporation. The amendment includes definitive dates for sales of the PSA 4000 product line by Baxter, revised termination provisions, revised product pricing and repurchase provisions that Physiometrix may exercise in the event that Physiometrix desires to sell the PSA 4000 product line directly to customers and end Baxter’s distribution of the PSA 4000 product line.   Reference is made to our Form 8-K filed with the Securities and Exchange Commission on May 10, 2005.

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

We will need additional funds beyond our current capital resources to continue operations, and such funds may not be available on commercially reasonable terms when we need them, and as a result, there is substantial doubt about our ability to continue as a going concern.

We anticipate that our current cash, cash equivalents and short-term investments, combined with the $1.0 million of borrowing capacity under the line of credit entered into on April 28, 2005 with Silicon Valley Bank East, are adequate to maintain our current and planned operations only until the middle of the third quarter of 2005, at which time, we will be unable to meet our working capital requirements.  As a result, there is substantial doubt about our ability to continue as a going concern.  We are considering raising capital through equity and/or debt issuance when, and if, such capital is available to us.  There is no assurance, however, that we will be able to raise additional capital on acceptable terms, or at all.  If we cannot raise additional capital, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other strategic alternatives up to and including the sale of our technology, filing for protection under the United States bankruptcy laws or ceasing operations.

In addition, we plan to continue to expend substantial funds for obtaining regulatory approvals, continuing sales and marketing activities and research and development.  We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of obtaining necessary regulatory approvals or in other aspects of our business, which may shorten the period which our current capital resources would permit us to continue operations.  Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to regulatory matters, and the extent to which the PSA 4000 and PSA 5000 gain market acceptance.  Any additional financing, if required, may not be available on satisfactory terms or at all.  Future equity financings may result in dilution to the holders of our common stock.  Future debt financing may require us to pledge assets and to comply with financial and operational covenants.

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

Our current agreement with Baxter provides Baxter with exclusive distribution rights for the PSA 4000, making us significantly dependent upon Baxter for successful commercialization of this product.  There is no assurance that successful completion will occur.  The agreement extends through 2007, unless earlier terminated.  The agreement, as amended on May 3, 2005, includes definitive dates for sales of the PSA 4000 product line by Baxter, revised termination provisions, revised product pricing, and repurchase provisions that Physiometrix may exercise in the event that Physiometrix desires to sell the PSA 4000 product line directly to customers and end Baxter’s distribution of the PSA 4000 product line.  We may enter into additional distribution arrangements with other parties.  There can be no assurance that we will obtain a new distribution partner for the PSA 4000 on terms that are mutually acceptable or that Baxter will continue to support the PSA 4000 at current levels, which would cause our business and results of operations to be materially and adversely affected.

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

In February 2004, we received clearance from the FDA for commercial distribution of our PSA 5000 next generation monitor.  The PSA 5000 is a new state of the art monitor that is more powerful, cost effective and offers improved ergonomics as compared to its predecessor, the PSA 4000.  We are currently developing our marketing, sales and distribution strategy for the PSA 5000, and anticipate launch of the product in the middle of 2005.  Should we determine that the PSA 5000 could best be marketed through a distribution partner, there can be no assurance that we will be able to obtain a suitable distribution partner for the PSA 5000 on terms that are mutually acceptable.  Further, we cannot assure that the introduction of the PSA 5000 will be accepted by customers, perform as anticipated or improve our results of operations or competitive position.  As the PSA 5000 has not been released for commercial sale, there is no way to predict commercial viability or future demand for this product.

We expect to continue to incur losses in the future, and we cannot assure you that we will ever become profitable.

We have incurred net losses in each year since inception. We expect to continue to incur substantial research and development, sales and marketing and general and administrative expenses in future periods. We will spend these amounts before we receive any incremental revenue from these efforts. Therefore, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses. Failure to become and remain profitable may depress the market price of our common stock and impair our ability to raise capital and continue our operations.

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

We expect to face substantial competition from larger medical device companies that have greater financial, technical, marketing and other resources than we do.  As our resources in these areas are extremely limited, any current or potential competitor of ours is likely to have greater resources in these areas.  In particular, Aspect Medical markets an anesthesia-monitoring system that competes with the PSA 4000.  Aspect has received FDA clearance for this system and is marketing it in the U.S and internationally.  We may not be able to compete effectively with Aspect or other potential competitors.  Other companies may develop anesthesia-monitoring systems that perform better than the PSA 4000 and/or sell for less.   Competition in the sale of anesthesia-monitoring systems could result in the inability of the PSA 4000 to achieve market acceptance, price reductions, fewer orders, reduced gross margins and inability to establish or erosion of market share.  In addition, the PSA 5000 has not been released for commercial sale and by the time it is released, competition and new or enhanced technologies could result in the inability of the PSA 5000 to achieve market acceptance.  Any of these events would harm our business and operating results and cause our stock price to decline.

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

As the market for anesthesia-monitoring equipment matures, we need to develop and introduce new products for anesthesia-monitoring or other applications.  In particular, we are developing versions of the PSA 4000 for use in areas outside the traditional hospital operating room setting and the intensive care unit, and the success of these efforts and acceptance of our products and technology in these additional settings will be critical to our future success.  We face at least the following risks:

•             we may not successfully adapt the PSA 4000 to function properly for procedural sedation, when used with anesthetics we have not tested or with patient populations we have not studied, such as infants and young children, and

•             our technology is complex, and we may not be able to develop it further for applications outside anesthesia-monitoring.

In addition, we received FDA clearance for our new product, the PSA 5000.  The PSA 5000 has not yet been released for commercial sale.  Prior to its release, new or enhanced technologies could emerge, resulting in the inability of the PSA 5000 to achieve market acceptance.  In addition, there is no assurance the PSA 5000 will perform as anticipated or that customers will accept or demand this technology.  Further, we may not be able to successfully adapt the PSA 5000 to other applications outside of the traditional hospital operating room and intensive care environments.  If we are not able to broaden the applicability of our products and technology, our future growth will be constrained and our business and results of operations will be adversely affected.

We have experienced significant operating losses to date, and our future operating results could fluctuate significantly.

We have experienced significant operating losses since inception and as of March 31, 2005, had an accumulated deficit of approximately $67.5 million.  The development and commercialization of the PSA 4000 and other new products, if any, will require substantial development, clinical, regulatory and other expenditures.  We expect our operating losses to continue for at least the next two years as we continue to expend substantial resources to maintain marketing and sales activities, scale up manufacturing capabilities, continue research and development and support regulatory and reimbursement approvals.  Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, market acceptance of the

PSA 4000, and the future market acceptance of the PSA 5000.  In addition, competition, availability of third-party reimbursement, implementing a distribution strategy for the PSA 5000 and other factors may affect our future results of operations.

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

The patent positions of technology companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to offer research services and develop, manufacture and sell products, which compete directly with our research services and products. In that case, our revenues and operating results would decline.

In addition to patents, we rely on trade secrets and proprietary know how, which we seek to protect, in part, through appropriate confidentiality and proprietary information agreements.  These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us, is to be kept confidential and not disclosed to third-parties, except in specific circumstances.  The agreements generally provide that all inventions conceived by the individual in the course of rendering services to us are our exclusive property.  However, some of our agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions.  We cannot assure you that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.   Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

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

Any litigation or interference proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel.  An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third-parties or require us to seek licenses from third-parties.  Costs associated with licensing or similar arrangements that may be involved in statement of intellectual property disputes, including patent disputes, may be substantial and could include ongoing royalties.  Furthermore, there can be no assurance that necessary licenses would be available to us on satisfactory terms if at all.  Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, marketing and selling our products, which would seriously harm our business and operating results and would likely cause our stock price to decline.

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

Failure of users of the PSA 4000 and PSA 5000 to obtain adequate reimbursement from third-party payers could limit market acceptance of the system, which could prevent us from growing our business.

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

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease.  To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.  The Company believes that fluctuations in interest rates would not have a material effect on the Company’s financial position, results of operations or cash flows as a result of the impact of such fluctuations on the return upon securities held by the Company.  As of March 31, 2005, 100% of our total portfolio will mature in one year or less.  All securities held by the Company are denominated in U.S. currency.  The Company does not use any financial instruments for speculative or trading purposes.

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

PART II   OTHER INFORMATION

Item 1	Legal Proceedings:
Not applicable.

Item 2	Unregistered Sales of Equity Securities & Use of Proceeds:
Not applicable.

Item 3	Defaults upon Senior Securities:
Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders:
None.

Item 5	Other Information:
None.

Item 6	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

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

We furnished a Current Report on Form 8-K dated May 13, 2005, attaching our first quarter ended March 31, 2005 earnings release dated May 13, 2005.

We furnished a Current Report on Form 8-K dated May 10, 2005, attaching Amendment D to the Strategic Alliance and Distribution Agreement dated May 3, 2005 between Physiometrix, Inc. and Baxter Healthcare Corporation.

We furnished a Current Report on Form 8-K dated May 2, 2005, attaching an entry into a material definitive contract.

We furnished a Current Report on Form 8-K dated April 11, 2005, attaching a notice of delisting or failure to satisfy a continued Nasdaq listing rule.

March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSIOMETRIX, INC.

DATE: May 13, 2005	BY:	/s/John A. Williams
John A. Williams
President, Chief Executive
Officer

	BY:	/s/Daniel W. Muehl
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 13, 2005 (This is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed May 13, 2005).